Form 10-Q
period 2020-09-30
Executive Network Partnering Corp
filed 2020-11-16
CIK 1816261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

EXECUTIVE NETWORK PARTNERING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	001-39521	85-1669324
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

137 Newbury Street, 7th Floor Boston, Massachusetts		02116
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (857) 362-9205

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
CAPSTM, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	ENPC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	ENPC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $28.75 per share	ENPC WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 16, 2020, 16,805,600 Class A common stock, par value $0.0001, 120,000 Class B common stock, par value $0.0001, were issued and outstanding, and 828,000 Class F common stock, par value $0.0001, were issued and outstanding.

EXECUTIVE NETWORK PARTNERING CORPORATION

Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2020 and for the period from June 22, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2020 and for the period from June 22, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the period from June 22, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets:
Current assets:
Cash	$1,446,374
Prepaid expenses	511,392

Total current assets	1,957,766
Cash equivalents held in Trust Account	414,001,134

Total assets	$415,958,900

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$520,730
Accrued expenses	94,536
Franchise tax payable	54,297

Total current liabilities	669,563

Commitments and Contingencies
Class A common stock; 16,411,573 shares subject to possible redemption at $25.00 per share	410,289,325

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 394,027 shares issued and outstanding (excluding 16,411,573 shares subject to possible redemption)	39
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 120,000 shares issued and outstanding	12
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding	83
Additional paid-in capital	5,105,347
Accumulated deficit	(105,469)

Total stockholders’ equity	5,000,012

Total Liabilities and Stockholders’ Equity	$415,958,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2020	For the period from June 22, 2020 (inception) through September 30, 2020
General and administrative expenses	$44,807	$52,307
Franchise tax expense	49,863	54,296

Loss from operations	(94,670)	(106,603)
Interest earned on cash equivalents held in Trust Account	1,134	1,134

Loss before income tax benefit	(93,536)	(105,469)
Income tax benefit	—	—

Net loss	$(93,536)	$(105,469)

Weighted average shares outstanding of Class A common stock	16,805,600	16,805,600

Basic and diluted net income per share, Class A	$—	$—

Weighted average shares outstanding of Class B & Class F common stock	840,000	840,000

Basic and diluted net loss per share, Class B & Class F	$(0.11)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND FOR THE PERIOD FROM JUNE 22, 2020
(INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock								Total
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 22, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	120,000	12	—	—	18,738	—	18,750
Issuance of Class F common stock to Sponsor (2)	—	—	—	—	828,000	83	6,167	—	6,250
Net loss	—	—	—	—	—	—	—	(11,933)	(11,933)

Balance - June 30, 2020 (unaudited)	—	$—	120,000	$12	828,000	$83	$24,905	$(11,933)	$13,067
Sale of CAPS in initial public offering, gross	16,560,000	1,656	—	—	—	—	413,998,344	—	414,000,000
Offering costs	—	—	—	—	—	—	(4,770,194)	—	(4,770,194)
Sale of Private Placement CAPS to Sponsor in private placement	245,600	24	—	—	—	—	6,139,976	—	6,140,000
Class A common stock subject to possible redemption	(16,411,573)	(1,641)	—	—	—	—	(410,287,684)	—	(410,289,325)
Net loss	—	—	—	—	—	—	—	(93,536)	(93,536)

Balance - September 30, 2020 (unaudited)	394,027	$39	120,000	$12	828,000	$83	$5,105,347	$(105,469)	$5,000,012

(1)

On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock, resulting in an aggregate of 120,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 4).

(2)

Shares and the associated amounts have been retroactively restated to reflect: (i) the reverse stock split for Class F common stock resulting in an aggregate of 690,000 shares outstanding on July 29, 2020 and (ii) the 1 for 1.2 forward stock split for Class F common stock resulting in an aggregate of 828,000 shares outstanding on September 17, 2020 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 22, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(105,469)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	29,287
Interest earned on cash equivalents held in Trust Account	(1,134)
Changes in assets and liabilities:
Prepaid expenses	(16,392)
Accounts payable	24,130
Accrued expenses	9,536
Franchise tax payable	54,297

Net cash used in operating activities	(5,745)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	6,140,000
Repayment of note payable to related party	(171,450)
Offering costs paid	(4,516,431)

Net cash provided by financing activities	415,452,119

Net change in cash	1,446,374

Cash - beginning of the period	—

Cash - end of the period	$1,446,374

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$18,750
Offering costs paid in exchange for issuance of Class F common stock to Sponsor	$6,250
Offering costs included in accrued expenses	$85,000
Offering costs included in accounts payable	$1,600
Offering costs paid through note payable	$142,163
Initial value of Class A common stock subject to possible redemption	$410,347,250
Change in initial value of Class A ordinary shares subject to possible redemption	$(57,925)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

Executive Network Partnering Corporation (the “Company”) is a blank check company incorporated in Delaware on June 22, 2020. The Company was formed for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company may pursue a Partnering Transaction in any business or industry but expect to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. The Company’s sponsor is ENPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”).

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from June 22, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on September 15, 2020. On September 18, 2020, the Company consummated its Initial Public Offering of 16,500,000 of its securities called CAPSTM (“CAPS”) (with respect to the Class A common stock included in the CAPS being offered, the “Public Shares”), which included 2,160,000 CAPS issued as a result of the underwriters’ exercise in full of their over-allotment option, at $25.00 per CAPS, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.

Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 245,600 private placement CAPS (“Private Placement CAPS”), at a price of $25.00 per Private Placement CAPS to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million (Note 4).

Trust Account

Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS, $414.0 million ($25.00 per CAPS) of the net proceeds of the sale of the CAPS in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

The Company must complete a Partnering Transaction with one or more partner candidate businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Partnering Transaction. However, the Company will only complete a Partnering Transaction if the post-transaction company owns or acquires 50% or more of the voting securities of the partner candidate or otherwise acquires a controlling interest in the partner candidate sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company’s certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the common stock included in the CAPS being sold in the Initial Public Offering (the “Public Shares”) to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s certificate of incorporation prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company, after signing a definitive agreement for a Partnering Transaction, will either (i) seek stockholder approval of the Partnering Transaction at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public shares, regardless of whether they vote for or against the Partnering Transaction or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Partnering Transaction, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $25.00 per Public Share. The decision as to whether the Company will seek stockholder approval of the Partnering Transaction or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Partnering Transaction only if a majority of the voting power of the outstanding shares of common stock voted are voted in favor of the Partnering Transaction. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of the Company’s initial Partnering Transaction. In such case, the Company would not proceed with the redemption of its Public Shares and the related Partnering Transaction, and instead may search for an alternate Partnering Transaction.

The Company will only have 24 months from the closing of the Initial Public Offering, or September 18, 2022 (or 27 months, or December 18, 2022, if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to their pro rata share of the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of such net interest to pay dissolution expenses), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The holders of the Founder Shares immediately prior to the Initial Public Offering (the “Initial Stockholders”) have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to stockholders’ rights or pre- Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the Partnering Transaction within 24 the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

Pursuant to the letter agreement, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $25.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $25.00 per public share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of this offering against certain liabilities, including liabilities under the Securities Act.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2020 and for period from June 22, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the period ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on September 24, 2020 and September 17, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $1.4 million in its operating bank account, working capital of approximately $1.3 million and cash equivalents held in the Trust Account of approximately $414 million. Interest income on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Through September 30, 2020, the Company has not withdrawn any interest earned on the Trust Account to pay franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay the Company’s expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase Class F and Class B common stock, the loan under the Note of approximately $171,000 (see Note 4) to the Company to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had approximately $414 million in cash equivalents held in the Trust Account as of September 30, 2020.

Cash Equivalents Held in Trust Account

Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS, approximately $414 million, was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and cash equivalents held in Trust Account. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. As of September 30, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 16,411,573 Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $11,000, which had a full valuation allowance recorded against it of approximately $11,000. The deferred tax asset is primarily comprised of projected net operating loss for the current tax year.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For tax benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest earned on cash equivalents held in the Trust Account of approximately $1,000 for the three months ended September 30, 2020 and for the period from June 22, 2020 (inception) through September 30, 2020 less franchise taxes of approximately $1,000, by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for the aggregate of Class B common stock and Class F common stock is calculated by dividing the net loss of approximately $94,000 and $105,000 for the three months ended September 30, 2020 and for the period from June 22, 2020 (inception) through September 30, 2020, respectively, less income attributable to Class A common stock of $1,000 for each period, by the weighted average number of aggregate Class B common stock and Class F common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

Public CAPS

On September 18, 2020, the Company consummated its Initial Public Offering of 16,560,000 CAPS, which included 2,160,000 CAPS issued as a result of the underwriters’ exercise in full of their over-allotment option, at $25.00 per CAPS, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.

Each CAPS consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $28.75 per share, subject to adjustment (see Note 6).

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,160,000 additional CAPS to cover any over-allotment, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on September 18, 2020.

The underwriters were entitled to an underwriting discount of $0.25 per CAPS, or approximately $4.1 million in the aggregate, paid upon the closing of the Initial Public Offering.

Note 4—Related Party Transactions

Founder Shares and Performance Shares

On June 22, 2020, the Sponsor paid for certain offering costs on behalf of the Company in exchange for (i) 737,789 Class F common stock (the “Founder Shares”) in exchange for a capital contribution of $ 6,250, or approximately $0.008 per share and (ii) 1,200 shares of Class B common stock (the “Performance Shares”) for a capital contribution

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

of $18,750, or $15.625 per share. On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock, resulting in an aggregate of 120,000 Performance Shares outstanding. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the 100:1 stock split for Class B common stock, the reverse stock split on July 29, 2020 and the 1 for 1.2 forward stock split on September 17, 2020 for Class F common stock. Of the 828,000 Founder Shares outstanding, up to 108,000 of the Founder Shares would be forfeited depending on the extent to which the underwriter’s over-allotment is exercised, so that such Founder Shares would represent 5% of the outstanding shares issued in the Initial Public Offering. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these 108,000 Founder Shares were no longer subject to forfeiture. The Founder Shares are entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction.

The Initial Stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) 180 days after the completion of the Partnering Transaction and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Partnering Transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees.

Private Placement CAPS

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 245,600 Private Placement CAPS, at a price of $25.00 per Private Placement CAPS to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million.

Each Private Placement CAPS consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $28.75 per share. A portion of the proceeds from the sale of the Private Placement CAPS was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to this Initial Public Offering. This loan was payable without interest upon the completion of the Initial Public Offering. The Company borrowed $171,000 under the Note. The Company fully repaid the Note on September 22, 2020.

In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS at a price of $25.00 per private placement CAPS at the option of the lender. The private placement CAPS would be identical to the Private Placement CAPS issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, the Company had no outstanding Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. The Company incurred $20,000 in expenses in connection with such services during the three months ended September 30, 2020 and for the period from June 22, 2020 (inception) through September 30, 2020, respectively as reflected in the accompanying unaudited condensed statements of operations. As of September 30, 2020, the Company had approximately $20,000 in accounts payable in connection with such services as reflected in the accompanying unaudited condensed balance sheet.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates.

5. Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Performance Shares, private placement warrants and private placement shares underlying Private Placement CAPS and private placement CAPS that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon exercise of private placement warrants) are entitled to registration rights pursuant to a registration rights agreement, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Partnering Transaction Advisory Engagement Letter

In September, 2020, the Company engaged Evercore as a capital markets advisor in connection with the Partnering Transaction, to assist the Company with the potential Partnering Transaction. The Company agreed to pay Evercore for such services upon the consummation of the Partnering Transaction a cash fee in an amount equal to 2.25% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable), which equates to $8.1 million or approximately $9.3 million if the underwriter’s over-allotment option is exercised in full. Pursuant to the terms of the capital markets advisory agreement, no fee will be due if the Company does not complete a Partnering Transaction.

6. Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 16,805,600 shares of Class A common stock outstanding, including 16,411,573 shares of Class A common stock subject to possible conversion that were classified as temporary equity in the accompanying unaudited condensed balance sheet.

Class F Common Stock—The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the reverse stock split on July 29, 2020 and the 1 for 1.2 forward stock split on September 17, 2020. As of September 30, 2020, there were 828,000 shares of Class F common stock issued and outstanding.

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of a Partnering Transaction on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Partnering Transaction, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as converted basis, 5% of the total number of shares of Class A common stock outstanding after such conversion (including the private placement shares) including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Partnering Transaction, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For so long as any shares of Class F common stock remain outstanding, the Company may not, without the prior vote or written consent of the holders of a majority of the shares of Class F common stock then outstanding, voting separately as a single class, amend, alter or repeal any provision of the Company’s certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the shares of Class F common stock. Any action required or permitted to be taken at any meeting of the holders of shares of Class F common stock may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of the outstanding shares of Class F common stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares of Class F common stock were present and voted.

Class B Common Stock—The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock, resulting in an aggregate of 120,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. As of September 30, 2020, there were 120,000 shares of Class B common stock issued and outstanding.

Each year following the completion of a Partnering Transaction, 10,000 shares of the Company’s Class B shares will convert into 1,000 shares of Class A common stock. However, if the price of a share of the Company’s Class A common stock exceeds $27.50 for 20 out of any 30 trading days following the completion of the Partnering Transaction, then the number of shares of Class A common stock deliverable (“conversion shares”) will be calculated as the greater of: (1) (a) 20% of the increase in the price of one Class A, year-over-year (but only after the price exceeds the “price threshold” being initially $25.00 and adjusted at the beginning of each year to be equal to the greater of: (i) the price of the Class A common stock for the previous year; and (ii) the price threshold at the end of the previous year) multiplied by (b) the number of shares of Class A common stock outstanding at the close of the Partnering Transaction, excluding those shares of Class A common stock received by the Sponsor through the Class F common stock; and (2) 1,000 shares of Class A common stock. This calculation shall be based on the Company’s fiscal year which may change as a result of the Partnering Transaction. The increase in the price of the Class A common stock, shall be based on the Company’s annual volume weighted average price (“VWAP”) for the Company’s fiscal year provided that with respect to the 12th fiscal year end following the Partnering Transaction the conversion calculation for the remaining 10,000 shares of Class B shares, the calculation shall be the greater of (i) such annual VWAP and (ii) the VWAP of the last 20 trading days of such fiscal year.

The conversion shares will be calculated not only on the increase of the price of one share of Class A common stock but also on any dividends paid on one share of Class A common stock in such year. The price threshold for a particular year will be reduced by the dividends per shares of Class A common stock paid in such year.

Upon a change of control, holders of the Class B shares shall receive the greater of: (a) the value of 2,400,000 shares of Class A common stock at the time of the announcement of the change of control or $60,000,000. Such calculation shall decrease by 1/12 each year.

For so long as any shares of Class B common stock remain outstanding, the Company may not, without the prior vote or written consent of the holders of a majority of the shares of Class B common stock then outstanding, voting separately as a single class, amend, alter or repeal any provision the Company’s amended and restated certificate of incorporation, whether by merger, consolidation or otherwise, if such amendment, alteration or repeal would alter or change the powers, preferences or relative, participating, optional or other or special rights of the Class B common stock.

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2020, there are no shares of preferred stock issued or outstanding.

Warrants—No fractional warrants will be issued upon separation of the CAPS and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $28.75

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of the Partnering Transaction, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the Partnering Transaction at an issue price or effective issue price of less than $23.00 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Stockholders or its affiliates, without taking into account any shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Partnering Transaction on the date of the consummation of the Partnering Transaction (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its Partnering Transaction (such price, the “Market Value”) is below $23.00 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 110% of the Newly Issued Price, and the $45.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Partnering Transaction, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may also redeem the Public Warrants, in whole and not in part, at a price of $0.01 per warrant:

•	at any time while the warrants are exercisable,

•	upon a minimum of 30 days’ prior written notice of redemption,

•

if, and only if, the last sales price of shares of the Class A common stock equals or exceeds $45.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before the Company sends the notice of redemption, and

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•

if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Partnering Transaction within the Partnering Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 16, 2020, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Executive Network Partnering Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in Delaware on June 22, 2020 for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). We may pursue a Partnering Transaction in any business or industry but expect to focus on a business where we believe our strong network, operational background, and aligned economic structure will provide us with a competitive advantage. Our sponsor is ENPC Holdings, LLC, a Delaware limited liability company (our “Sponsor”).

Our registration statements for our initial public offering (the “Initial Public Offering”) became effective on September 15, 2020. On September 18, 2020, we consummated the Initial Public Offering of 16,560,000 CAPS (with respect to the Class A common stock included in the CAPS being offered, the “Public Shares”), which included 2,160,000 CAPS issued as a result of the underwriters’ exercise in full of their over-allotment option, at $25.00 per CAPS, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.

Concurrently with the closing of the Initial Public Offering, we completed the private sale of 245,600 private placement CAPS (“Private Placement CAPS”), at a price of $25.00 per Private Placement CAPS to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million.

Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS, $414.0 million ($25.00 per CAPS) of the net proceeds of the sale of the CAPS in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

We have 24 months from the closing of the Initial Public Offering, or September 18, 2022 (or 27 months, or December 18, 2022, if we have executed a letter of intent, agreement in principle or definitive agreement for the

Partnering Transaction within 24 months) to complete its initial Partnering Transaction (the “Partnering Period”). If we do not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $25.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination and activities in connection with the proposed Business Combination with Gemini. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of approximately $94,000, which consisted of approximately $45,000 in general and administrative costs and $50,000 of franchise tax expense, partially offset by $1,000 of interest income on cash equivalents held in Trust Account.

For the period from June 22, 2020 (inception) through September 30, 2020, we had net loss of approximately $105,000, which consisted of approximately $52,000 in general and administrative costs and $54,000 of franchise tax expense, partially offset by $1,000 of interest income on cash equivalents held in Trust Account.

Liquidity and Capital Resources

As of September 30, 2020, we had $1.4 million in its operating bank account, working capital of approximately $1.3 million and cash equivalents held in the Trust Account of approximately $414 million. Interest income on the balance in the Trust Account may be used by us to pay franchise and income tax obligations. Through September 30, 2020, we have not withdrawn any interest earned on the Trust Account to pay franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Our liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS had been satisfied through a capital contribution of $25,000 from our Sponsor to purchase Class F and Class B common stock, a loan under our note agreement with our Sponsor of approximately $171,000 (the “Note”) to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. The Company incurred $20,000 in expenses in connection with such services during the three months ended September 30, 2020 and for the period from June 22, 2020 (inception) through September 30, 2020, respectively as reflected in the accompanying unaudited condensed statements of operations.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 16,411,573 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the periods. Our unaudited condensed statements of operations include a presentation of income (loss) per share for common stock subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted for Class A common stock is calculated by dividing the interest earned on cash equivalents held in the Trust Account of approximately $1,000 for the three months ended September 30, 2020 and for the period from June 22, 2020 (inception) through September 30, 2020 less franchise taxes of approximately $1,000 by the weighted average number of Class A common stock outstanding for each period. Net loss per share, basic and diluted for the aggregate of Class B common stock and Class F common stock is calculated by dividing the net loss of approximately $94,000 and $105,000 for the three months ended September 30, 2020 and for the period from June 22, 2020 (inception) through September 30, 2020, respectively, less income attributable to Class A common stock of $1,000 for each period, by the weighted average number of aggregate Class B common stock and Class F common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from June 22, 2020 (inception) through September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On September 18, 2020, the Company consummated its Initial Public Offering of 16,560,000 CAPSTM , including the issuance of 2,160,000 CAPSTM as a result of the underwriters’ exercise in full of their over-allotment option. Each CAPSTM consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-fourth of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $28.75 per share. Evercore Group L.L.C. acted as the sole book-running manager for the offering. The CAPSTM were sold at a price of $25.00 per CAPSTM, generating gross proceeds to the Company of $414,000,000. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248267 and 333-248828). The SEC declared the registration statement effective on September 15, 2020.

Substantially concurrently with the consummation of the Initial Public Offering, the Company completed the private sale of 245,600 CAPSTM, at a purchase price of $25.00 per Private Placement CAPSTM, to the Sponsor, generating gross proceeds to the Company of approximately $6,140,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement CAPSTM are the same as the CAPSTM sold in the Initial Public Offering, except that Private Placement CAPSTM are not transferable, assignable or salable until 30 days after the completion of a Partnering Transaction, subject to certain limited exceptions. Additionally, the warrants underlying the Private Placement CAPSTM are exercisable on a cashless basis and are non-redeemable so long as they are held by the Sponsor or its permitted transferees.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the Private Placement CAPSTM, $414,000,000 was placed in the Trust Account.

We paid a total of $4,140,000 in underwriting discounts and commissions and approximately $630,000 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of November, 2020.

EXECUTIVE NETWORK PARTNERING CORPORATION

By:	/s/ Alex Dunn
Name:	Alex Dunn
Title:	(Principal Executive Officer & Principal Financial Officer)