Form 10-K
period 2020-12-31
Executive Network Partnering Corp
filed 2021-03-31
CIK 1816261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

EXECUTIVE NETWORK PARTNERING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	001-39521	85—1669324
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

137 Newbury Street, 7th Floor Boston, MA	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 362-9205

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
CAPSTM, each consisting of one share of Class A common stock, and one-fourth of one redeemable warrant	ENPC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	ENPC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ENPC WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒     No  ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s CAPSTM began trading on The New York Stock Exchange (“NYSE”) on September 16, 2020 and the registrant’s shares of Class A common stock, par value $0.0001 (the “Class A common stock”) and warrants began separate trading on the NYSE on November 6, 2020. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of Class A common stock on December 31, 2020, as reported on the NYSE, was approximately $422,114,400 (based on the closing sales price of the CAPSTM on December 31, 2020 of $25.49).

As of March 29, 2021, 42,014,000 shares of Class A common stock, par value $0.0001, 300,000 shares of Class B common stock, par value $0.0001 (“Class B common stock”), were issued and outstanding, and 828,000 shares of Class F common stock, par value $0.0001 (“Class F common stock”), were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•

“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation in effect as of September 17, 2020 and the first amendment to the amended and restated certificate of incorporation in effect as of March 24, 2021;

•	“Board” are to our board of directors;

•	“Class A shares” are to our shares of Class A common stock, par value $0.0001 per share;

•	“Class B shares” are to our shares of Class B common stock, par value $0.0001 per share;

•	“Class F shares” are to our shares of Class F common stock, par value $0.0001 per share;

•	“common stock” are to our Class A common stock, Class B common stock, and our Class F common stock;

•	“directors” are to our current directors;

•

“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our partnering transaction, including but not limited to a private placement of such securities;

•	“founder shares” are to our Class F shares and our Class A shares issued upon the automatic conversion thereof at the time of our partnering transaction as provided herein;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

•	“letter agreement” refers to the letter agreement, dated September 15, 2020, by and among, the company, the sponsor and each of the company’s directors and officers;

•	“management” or our “management team” are to our officers;

•

“partnering transaction” are to effectuating a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses which may be held by one or more third-party sponsors;

•	“performance shares” are to our Class B shares issued to our sponsor;

•

“permitted withdrawals” are to the withdrawals permitted to be made by us from the trust account to pay taxes including income and franchise taxes and to withdraw up $100,000 in dissolution expenses in the event we do not complete a partnering transaction within 24 months (or 27 months, as applicable);

•

“private placement CAPSTM” are to the private placement shares and warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any, which private placement CAPSTM are identical to the CAPSTM sold in our initial public offering, subject to certain limited exceptions as described in this Report;

•	“private placement shares” are to the shares of Class A common stock sold as part of the private placement CAPSTM;

•

“public shares” are to the shares of our Class A common stock sold as part of the CAPSTM in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of his, her or its status as a “public stockholder” shall only exist with respect to such public shares;

•	“sponsor” are to ENPC Holdings, LLC, a Delaware limited liability company;

•

“warrants” or “public warrants” are to our warrants sold as part of the CAPSTM in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and as part of the private placement CAPSTM;

•

“warrant agreement” refers to the warrant agreement, dated September 15, 2020, by and among the company and Continental Stock Transfer & Trust Company, a New York corporation as warrant agent, as amended by the first amendment to the warrant agreement, dated March 24, 2021; and

•	“we,” “us,” “our,” and “the Company,” are to Executive Network Partnering Corporation, a Delaware corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to select an appropriate partnering candidate or candidates;

•	our ability to complete our partnering transaction;

•	our expectations around the performance of the prospective business or businesses with which we partner;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our partnering transaction;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our partnering transaction;

•	our potential ability to obtain additional financing to complete our partnering transaction;

•	our pool of prospective partnering candidates;

•	our ability to consummate a partnering transaction due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential partnering transaction opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report:

•

We are a company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization, or similar partnering transaction with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

•

Our stockholders may not be afforded an opportunity to vote on our proposed partnering transaction, which means we may complete our partnering transaction even though a majority of our stockholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential partnering transaction may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek stockholder approval of our partnering transaction, our initial stockholders and management team have agreed to vote in favor of such partnering transaction, regardless of how our public stockholders vote.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential partnering candidate, which may make it difficult for us to enter into a partnering transaction with a partnering candidate.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable partnering transaction or optimize our capital structure.

•

The requirement that we complete our partnering transaction within 24 months (or 27 months, as applicable) after the closing of our initial public offering may give potential partnering candidates leverage over us in negotiating a partnering transaction and may limit the time we have in which to conduct due diligence on potential partnering transaction candidates, in particular as we approach our dissolution deadline, which could undermine our ability to complete our partnering transaction on terms that would produce value for our stockholders.

•

Our search for a partnering transaction, and any partnering candidate with which we ultimately consummate a partnering transaction, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

v

PART I

ITEM 1.	BUSINESS

General

We were incorporated as a Delaware corporation on June 22, 2020, for the purpose of effectuating a merger, share exchange, asset acquisition, share purchase, reorganization, or similar partnering transaction with one or more businesses, which we refer to throughout this Report as our “partnering transaction.” We may pursue a partnering transaction in any business or industry but expect to focus on a partnering candidate where we believe our strong network, operational background, and aligned economic structure provides us with a competitive advantage.

On March 24, 2021, we filed with the Secretary of State of Delaware the first amendment to the amended and restated certificate of incorporation to effectuate a 2.5 for 1 forward stock split for each of our Class A common stock and Class B common stock (the “Stock Split”) and to amend certain terms of the Class B common stock and Class F common stock to account for the forward stock split. As a result, all shares of Class A common stock and Class B common stock and per share values for all periods presented in the financial statements have been retroactively adjusted.

Executive Network Partnering Corporation (“ENPC”) was formed as a partnership among Paul Ryan, our Chairman, who has served as the 54th Speaker of the U.S. House of Representatives, Solamere Capital, LLC (“Solamere”), a private equity firm anchored by its network of leading business executives, and Alex Dunn, who has served in various senior operating roles at several businesses where he helped grow shareholder value, most recently as President of Vivint Smart Home, Inc. (NYSE: VVNT) (“Vivint”).

ENPC has several distinct competitive advantages that we believe position us well to find an attractive partnering candidate and to drive value once that partnership is consummated. Paul Ryan leverages his deep network of relationships at the most senior levels of business in helping identify an initial partner candidate but also in helping drive transaction value post closing. Solamere leverages its 12-year history of sourcing proprietary transactions from both its strong network of current and former CEOs as well as from its deep relationship with many leading private equity managers. Solamere has raised and invested multiple private equity funds built around its core competence of leveraging its extensive network to source, evaluate, and add value to partnering candidates. Alex Dunn, who has known and worked alongside the three founders of Solamere for several decades, adds a wealth of operational acumen, having been President & COO for a multi-billion dollar enterprise and having helped take Vivint public through a merger with Mosaic Acquisition Corp.

We also anticipate that the CAPSTM structure provides excellent economic alignment with, and hence appeal to, the existing ownership and management teams of potential partnering candidates. The nature of the structure is driven by long-term value creation rather than simply closing a merger transaction. The sponsors of ENPC will derive economics only if the sponsor can drive long-term and sustainable share price appreciation as opposed to typical special purpose acquisition companies where most of the sponsor economics (i) are derived upon deal consummation and for simply closing a transaction or (ii) are restructured at the time of merger with price thresholds which may not be reflective of actual long-term sustainable value creation.

We believe our Company is well positioned due to our strength in three areas: a) opportunity identification / sourcing, b) opportunity evaluation, and c) post-closing operational excellence. The principals at ENPC have a long history of working together and leveraging their existing network of relationships, in sourcing proprietary acquisition opportunities, evaluating those opportunities, and executing operationally to grow equity value.

Solamere was founded in 2008 in partnership with a collection of influential business leaders to leverage their broad networks and industry expertise to source, evaluate, and add value to private investments. Solamere allows CEOs and other industry leaders to pool their capital and networks together in order to generate attractive risk-adjusted returns. Solamere’s strategic network of investors provides many advantages, including a differentiated and proprietary source of deal opportunities, the patience to invest for the long term, the ability to quickly access industry experts, customers, and suppliers during diligence and post-closing, the willingness to work closely with existing management teams and build a reputation for being fair and founder-friendly, as well as a willingness to structure transactions either as minority or majority transactions.

Solamere has two primary investment products: a fund that makes investments in direct investment opportunities (“Solamere Fund III”) and a fund that makes investments in other select private equity funds (“Solamere Access Fund III”). The firm focuses on investing in high quality companies sourced through its network, which it calls the “Solamere Network.” The Solamere Network is comprised of an exclusive group of strategic limited partners, executive partners, advisors, as well as select private equity and venture capital fund managers. Since its inception, Solamere has made 49 investments in companies spanning a variety of industries and has made commitments to 38 fund managers across three funds. Solamere does not compete for investments based on the size of its capital base. Solamere typically finds proprietary investment opportunities or partners with other private equity firms and venture capital firms or family offices to co-lead transactions together. These organizations choose to partner with Solamere because of the operational expertise and value-add that Solamere brings to each situation through its network. The CEOs and operating executives in Solamere’s network recognize that it takes time to build a market-leading company and take a partnership approach with each company situation, in many cases for years. Solamere does not take a “buyout” or “activist” approach, nor will ENPC. Hence, we have termed our “initial partnering transaction” with a potential company as a “partnering transaction” and the potential company as the “partner company” or “partnering candidate,” rather than “target company.” We are looking to partner with existing management and owners and work together from an operational perspective over the long term. Our founder economics are aligned at the outset as well with this objective in mind.

We expect to engage the Solamere Network, including CEOs and operating executives in that network, during our partnering transaction. The Solamere Network is expected to provide access to investment opportunities, assist in the evaluation of potential investments, and help drive value creation post-closing.

Access: Solamere’s industry expertise and relationships provides us with a distinct advantage when sourcing opportunities and partnering with management teams and industry executives.

Evaluate: When evaluating potential transactions, we will engage industry executives from the Solamere Network to drive insights that contribute to our assessment of potential opportunities.

Activate: Members of the Solamere Network are expected to help drive meaningful business development opportunities and will play a significant role in driving revenue growth, new customer opportunities, and other value creation post-investment.

The composition of Solamere’s limited partners includes a group of over 150 individuals, including well-respected public and private company CEOs, senior operating executives from a wide variety of industries, successful entrepreneurs and business-builders, leading investors from premier private equity and venture capital firms, senior finance and banking professionals, leaders of industry and trade associations and top academic minds, business consultants and lawyers. Solamere engages these limited partners as part of its normal course of investment activities and would look to engage these limited partners as part of the partnering transaction process.

Solamere also utilizes a group of over 20 executives (called the “Executive Partner Group”) which is a select group of Solamere limited partners and other members of the Solamere Network who are reputable former CEOs and industry leaders, including former CEOs of S&P 500 companies, across various sectors and industries. Given the breadth of the Solamere Network and its deep operational expertise, it will allow us to evaluate opportunities and situations across the broadest range of sectors and retain the flexibility to match an executive partner with the right capabilities and experience to a specific situation. Many of the members of our Executive Partner Group have held senior leadership positions with companies where they have a proven strong track record of creating shareholder value, organically and through transformational acquisitions or corporate restructurings, as well as extensive relationships with owners and operators of companies within their respective industries. We expect members of the Executive Partner Group to actively participate in deal sourcing, evaluation and value creation post-closing of the partnering transaction. A member of our Executive Partner Group may join the acquired company as an executive chairman, board member or in another senior executive capacity in order to further stockholder value. Our existing board of directors represents a small cross section of our relationships and our Executive Partner Group.

In addition, Mr. Paul Ryan, Mr. Dick Boyce, Mr. Michael M. Calbert, and Ms. Gisel Ruiz serve as members of our board of directors.

In order to best align the incentives with our stockholders, certain Executive Partner Group members may have an equity interest in the partnering company. Importantly, this Executive Partner Group has not been assembled simply for the purpose of this transaction unlike other special purpose acquisition companies. It has been a vital part of Solamere’s foundation and day-to-day investment framework since inception over 12 years ago. Solamere was founded and is managed by Taggart Romney, Eric Scheuermann, and Spencer Zwick (the “Managing Partners”). The Managing Partners and the senior investment team have over 75 years of combined private investment and operations experience. The Solamere team is well positioned to assist us in our efforts given the following strengths:

•	History of success within private equity over the past 22 years;

•	Complementary skills and experience across a diverse set of industries, providing a solid foundation for our investment process; and

•	Broad and deep experience in the skill sets necessary to grow and complete a partnering transaction.

The Managing Partners have a history of success as investors, advisors, operators, and entrepreneurs within private equity, government and various other industries. The Managing Partners have been working together since Solamere’s inception. Each of the Managing Partners will play an active role in sourcing, diligencing, executing, and creating value in our partnering transaction. The Managing Partners are supported by a senior group of investment professionals.

Tagg Romney founded Solamere with Eric Scheuermann and Spencer Zwick. Prior to Solamere, Tagg held a number of senior operating and investing roles. He served as Chief Marketing Officer for the Los Angeles Dodgers, Vice President of Onfield Marketing Solutions Private Limited, and Head of Strategic Planning for Reebok International Limited, and Director of Strategic Planning and Finance for Elan Pharmaceuticals Inc. Tagg worked as a management consultant for both McKinsey & Company and The Monitor Group. Tagg was also a successful entrepreneur, founding and selling a sports-related SaaS firm. Tagg earned his B.A. in Economics, magna cum laude, from Brigham Young University and his M.B.A. from Harvard Business School.

Eric Scheuermann founded Solamere with Tagg Romney and Spencer Zwick. Eric has 22 years of experience leading direct private equity investments. Prior to co-founding Solamere, Eric was a law clerk to Chief Justice William Rehnquist of the U.S. Supreme Court, a private equity attorney at Latham & Watkins LLP, an engagement manager at McKinsey & Company, and a private equity investor at Jupiter Partners LLC. He graduated summa cum laude and first in the College of Business from the University of Notre Dame, and magna cum laude from Harvard Law School, where he was Editor of the Harvard Law Review. He is also a Certified Public Accountant. He served on the board of directors of the predecessor to Vivint from 2006 to 2012 (with Alex Dunn as Chief Operating Officer) when equity value grew from $50 million to over $800 million.

Spencer Zwick founded Solamere with Tagg Romney and Eric Scheuermann. Spencer has spent over a decade building the Solamere Network while working in the public and private sectors. Spencer previously served as the National Finance Chairman and senior advisor for the 2008 and 2012 Mitt Romney presidential campaigns. Likewise, he served as the National Finance Chairman for Speaker Paul Ryan. Spencer previously served as Deputy Chief of Staff and Chief Operating Officer in the Office of Governor Mitt Romney in Massachusetts. Spencer also worked in the Executive Office of the Salt Lake City Olympic Organizing Committee for the Winter Olympic Games of 2002. Spencer is a current member of the Brigham and Women’s Hospital Campaign Cabinet Board. He also serves on the board of the Lupus Research Alliance as well as the Salt Lake Tribune. Having spent many years growing up outside the United States, Spencer is fluent in Spanish, Portuguese, and Thai. Spencer studied Economics and International Studies at Brigham Young University.

In addition to the Managing Partners of Solamere, the Solamere Network, and its Executive Partner Group, our management team is led by Alex Dunn, our Chief Executive Officer. Alex is an experienced entrepreneur and operator who helped build Vivint, a leading smart home company, from an early stage company in 2005 to a business, which for the year ended December 31, 2019, reported over $1.15 billion of total revenues and 1.55 million subscribers. Alex was President of Vivint from February 2013 to March 2020 and served as Chief Operating Officer from July 2005 to January 2013. In 2011 Alex co-founded Vivint Solar, Inc. (“Vivint Solar”), spun it out of Vivint and helped take it public in 2014. As of December 31, 2019, Vivint Solar had $341 million of revenue and installed over 188,000 solar systems. Until March 2020, Alex served on the board for both Vivint and Vivint Solar. Prior to Vivint, Alex served as Deputy Chief of Staff and Chief Operating Officer to Governor Mitt Romney in Massachusetts. Before joining Governor Romney’s staff, Alex was an entrepreneur-in-residence at the venture capital firm General Catalyst. He started his career as co-founder and CEO of LavaStorm Analytics Inc. (“LavaStorm”), a technology and engineering services firm. Mr. Dunn holds a B.S. from Brigham Young University.

On January 17, 2020, Vivint announced that it had completed its $4.2 billion merger with Mosaic Acquisition Corp in one of the largest merger transactions with a special purpose acquisition company. During that process, Mr. Dunn gained significant experience in the transaction process involving a special purpose acquisition company.

We also believe that Mr. Dunn’s experience in leading a company which was majority owned by a large private equity sponsor for multiple years, experience in evaluating transactions from a corporate perspective, capital markets experience and history of long-term operational value creation from an early stage company to a merger with a special purpose acquisition company will be valuable in communicating with management teams and existing owners who may be contemplating a merger with a special purpose acquisition company and our competitive strengths.

We believe that the combination of Solamere, its Executive Partner Group, our management team, and our board of directors, including Mr. Ryan’s deep network of business relationships, is an innovative approach to identifying potential high-quality partnering transactions and aligns incentives with our stockholders, providing us with distinctive and differentiated capabilities to create stockholder value.

With respect to the foregoing experiences of our management and board members, Solamere and its Executive Partner Group, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our partner transaction or (ii) of success with respect to any partner transaction that we may consummate. You should not rely on the historical record of our management’s, Solamere, its Managing Partners, and its Executive Partner Group as indicative of our future performance.

Certain of our officers and directors may have fiduciary and contractual duties to Solamere and to certain companies in which Solamere has invested. As a result, certain of our officers and directors may have a duty to offer acquisition opportunities to certain Solamere funds before we can pursue such opportunities. However, we do not expect these duties to present a significant conflict of interest with our search for a partnering transaction. We believe this conflict of interest will be naturally mitigated, to some extent, by the differing nature of the investments Solamere typically considers most attractive for Solamere funds and the types of transactions we expect to find most attractive. Solamere’s private equity activities typically involve making smaller investments directly in private companies, and while Solamere may take companies public, it typically invests in those entities several years prior to an initial public offering, not at the time of such offering. As a result, we may become aware of a potential transaction that is not a fit for the traditional private equity activities of Solamere but that is an attractive opportunity for ENPC. In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including identifying potential partnering transactions and monitoring the related due diligence.

Business Strategy

Our objective is to generate attractive returns to common shareholders post-closing of the merger transaction by partnering with a company which does not need substantial operational improvement or professionalized management. We are focused on working with companies that are high-quality, public-company ready and could leverage the strategic experience of our management team, Solamere, and its Executive Partner Group as well as our differentiated structure.

Our selection process leverages our management team’s, Solamere’s and its Executive Partner Group’s network of industry, private equity sponsor, credit fund sponsor and lending community relationships as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of partnering transaction opportunities. We deploy a proactive, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital, and capital markets expertise can be catalysts to transform a partnering candidate and can help accelerate their growth and performance. Members of our management team, Solamere, and its Executive Partner Group communicate with their network of relationships to articulate our partnering criteria, including the parameters of our search for a company to partner with, and have begun the disciplined process of pursuing and reviewing promising leads.

We expect to drive value to common shareholders through our ability to:

Source and Evaluate Transactions Across our Broad Network. We believe that the Solamere Network and our Executive Partner Group provides us access to a preeminent network of relationships with CEOs, founders, family owners and private equity sponsors that we can use to identify and evaluate suitable partner companies which are public-market ready.

Foster the Right Relationship with Companies On Terms Which Are Aligned, Fair and Reasonable. We believe we can negotiate a transaction which is favorable to investors but also fair and reasonable to the Company. We want to ensure that we are aligned with investors and also with management teams.

Partner with Companies from a Growth Perspective. We are focused on working with management teams to grow their business organically and through potential operational enhancements over time. Given our long-term orientation, we do not believe in the short-term pressures of growth through acquisitions, especially as a public company. We do believe in growth through acquisition, but only on a selective basis and after careful and thorough diligence and analysis.

Remain Actively Engaged Post Closing. We are focused on remaining actively involved and engaged post-closing and expect to work alongside management in a collaboratively manner.

Ability to Partner with an Affiliate of Solamere. We expect to consummate a partnering transaction with a third party. However, given the nature of Solamere’s direct investments and fund investments alongside other private equity and venture capital firms, there is a possibility that we may partner with a company where we have an existing direct or indirect investment. We do not have prior arrangements nor have we entered into any substantive discussions, directly or indirectly with any partner candidate. To the extent we complete our partnering transaction with an affiliate of Solamere, we will obtain an opinion from an independent investment bank or from an independent accounting firm regarding the fairness of the price we are paying for the business. We would also anticipate raising incremental third party capital alongside the partnering transaction in order to further validate the fairness of the price.

Competitive Strengths

The sourcing, valuation, diligence and execution capabilities of our management team, Solamere team and its Executive Partner Group provides us with a significant pipeline of opportunities from which to evaluate and select a business that will benefit from our expertise. Our competitive strengths include the following core principles by which we govern ourselves:

Aligned Structure. We believe that our CAPSTM structure provides excellent economic alignment with a company, its management team and most importantly common shareholders.

Long-Term Orientation. Closing our partnering transaction is important but we are intensely focused on long-term share price performance and the interests of common shareholders post-closing.

Partnership Model. We are not reliant on finding a company which needs operational improvement, cost cutting or replacing senior management. We are not activist investors. We are not buyout specialists. We are not short-term promoters. We have a long-term partnership mentality and collaborative investment model which is grounded and driven by our belief in fairness and alignment of interests.

Economic Alignment From the Outset. We believe that it is important to align economic interests at the time of the initial public offering, in order to facilitate an easier and more comfortable dialogue with a high-quality company, the management team, and its existing owners.

Sustainable Value Creation. We are focused on share price appreciation, which is measured over a long period of time and reflective of actual and sustainable value creation, as opposed to short-term trading price movements or a single price point. We do not believe that economic alignment is necessarily created by restructuring founder shares, at the time of the partnering transaction, based on certain price thresholds, since these price thresholds may not accurately reflect long-term sustainable value creation. In addition, we do not believe that economic alignment is created through the issuance of a warrant, at the time of an initial public offering, which entitles a sponsor to a large number of shares after the share price trades above a certain price threshold for a short period of time, since such threshold is not reflective of actual long-term value creation. These mechanisms which attempt to align interest based on price thresholds also impose a potentially large and visible overhang on the stock which is not necessarily in the best interests of long-term common shareholders.

Optimizing Banker Selection on an Independent Basis. We are focused on working with management and existing owners, on an independent basis, to optimize for the right banking and research relationships at the time of the partnering transaction as opposed to at the time of the initial public offering and avoiding potentially duplicative transaction costs, which are dilutive to long-term common shareholders, and potential conflicts. We believe that it is more logical to select bankers after selecting our partnering candidate as opposed to at the time of the initial public offering.

Continued Ownership. We are focused on partnering with management teams who are focused on long-term compounded growth and existing owners who may want to continue ownership in a high quality asset but need to provide liquidity to existing shareholders and/or limited partners. CAPSTM provides an ability to transition ownership to the public market, which is deeper and more liquid than the private market, in a disciplined fashion and for existing owners to share in the future upside potential over the long term.

Deep Experience of our Executive Partner Group: We believe that our ability to leverage the operational experience of the Solamere Executive Partner Group, which is comprised of over 20 former senior operating executives of public and private companies across multiple sectors and industries, provides us with a distinct advantage in being able to source, diligence and add value post-closing of the partnering transaction.

Proprietary Sourcing Channels with Leading Industry, Private Equity, and Venture Capital Relationships. We believe the capabilities and connections associated with our management team, in combination with those of Solamere and its Executive Partner Group, provides us with a differentiated pipeline of partnering opportunities that would be difficult for other participants in the market to replicate. We expect these sourcing capabilities will be further bolstered by our management team’s, Solamere and our Executive Partner Group’s reputation and deep industry, private equity and venture capital relationships.

Investing Experience. We believe that our management’s track record of identifying and sourcing transactions in partnership with private equity and venture capital firms positions us well to appropriately evaluate potential partnering candidates and select one that will be well received by the public markets and our shareholders.

Post-Closing Value Add Capabilities and Requirement. Our management team and sponsor believe that our combined expertise and reputation allows us to drive meaningful value post-closing with the partner company. If our value add is not readily identifiable, then we will choose not to execute that partnering transaction.

Investment Criteria

We have developed the following high level, non-exclusive investment criteria that we use to screen for and evaluate partnering candidates. We seek to acquire a business that:

Has an Attractive Financial Profile. We seek to partner with a business that has long-term positive demand growth outlook, robust profit margin potential and an attractive potential return on capital which is sustainable over time.

Has Prudent Financial Leverage. We seek to partner with a business where financial leverage is used judiciously and held to prudent levels as a mean of enhancing return on equity. We are focused on growing the business rather than managing the balance sheet. Our capital may be used to optimize the capital structure.

Would Benefit from our Capabilities. We seek to partner with a business where the collective capabilities of our management and sponsor can be leveraged to tangibly improve the operations and market position of the partnering candidate.

Is Sourced Through our Proprietary Channels. We aim to leverage our extensive network to source our partnering transaction and do not expect to rely on broadly marketed processes to find a partnering candidate.

Has a Committed and Capable Management Team. We seek to partner with a professional management team whose interests are aligned with those of our investors and complement the expertise of our management team and sponsor. Where necessary, we may also look to complement and enhance the capabilities of the partnering candidate’s management team by recruiting additional talent through our network of contacts.

These criteria are guidelines and not intended to be exhaustive, and the partnering transaction we deem most attractive may not satisfy certain of these criteria. Any evaluation relating to the merits of a particular partnering transaction may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our partnering transaction with a partnering candidate that does not meet the above criteria and guidelines, we will disclose that the partnering candidate does not meet the above criteria in our shareholder communications related to our partnering transaction, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Conflicts of Interest

We are not prohibited from pursuing a partnering transaction with a company that is affiliated with our sponsor, our officers, or our directors. In the event we seek to complete our partnering transaction with a business that is affiliated with our sponsor, our officers or our directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such a partnering transaction is fair to our Company from a financial point of view.

Members of our management team may directly or indirectly own our securities following our initial public offering and, accordingly, they may have a conflict of interest in determining whether a partnering candidate is an appropriate business with which to effectuate our partnering transaction. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular partnering transaction if the retention or resignation of any such officers and directors was included by a partnering candidate as a condition to any agreement with respect to our partnering transaction.

Solamere manages several investment vehicles. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including public and private funds under the management of Solamere and its respective portfolio companies, pursuant to which such officer or director is or will be required to present a partnering transaction opportunity to such entity. In addition, existing and future funds managed by Solamere and its respective portfolio companies may compete with us for partnering transaction opportunities and, if such opportunities are pursued by such entities, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a partnering transaction opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such partnering transaction opportunity to such entity, and may only decide to present it to us if such entity rejects the opportunity and consummating the same would not violate any restrictive covenants to which such officers and directors are subject.

While our sponsor and its affiliates do not have any duty to offer acquisition opportunities to us, our sponsor and its affiliates may become aware of a potential transaction that is an attractive opportunity for us, which it may decide to share with us. Conflicts may arise from Solamere’s involvement with our Company, as well as from actions undertaken by Solamere or any of its affiliates for their own account. When acting for their own account, Solamere or any of its affiliates may take commercial steps, which may have an adverse effect on us. Any of Solamere’s or its affiliates’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of Solamere or any of its affiliates may at times be averse to ours.

We do not believe, however, that the fiduciary, contractual, or other obligations or duties of our officers or directors, or our sponsor and its affiliates, materially affect our ability to complete our partnering transaction.

Partnering Transaction

The NYSE rules require that our initial partnering transaction must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted). We refer to this as the 80% of net assets test. If our board of directors is not able independently to determine the fair market value of the partnering candidate or candidates, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the partnering candidate or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular partnering candidate or if there is a significant amount of uncertainty as to the value of the partnering candidate’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the partnering candidate or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders.

We anticipate structuring our partnering transaction so that the post-transaction company in which our public stockholders’ own shares will own or acquire 100% of the outstanding equity interests or assets of the partnering candidate or candidates. We may, however, structure our partnering transaction such that the post-transaction company owns or acquires less than 100% of such interests or assets of the partnering candidate in order to meet certain objectives of the partnering candidate management team or stockholders or for other reasons, but we will only complete such partnering transaction if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the partnering candidate or otherwise acquires a controlling interest in the partnering candidate sufficient for it not to be required to register as an investment company under the under the Investment Company Act (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the partnering candidate, our stockholders prior to our partnering transaction may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the partnering candidate and us in our partnering transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all the outstanding capital stock of a partnering candidate. In this case, we would acquire a 100% controlling interest in the partnering candidate. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our partnering transaction could own less than a majority of our outstanding shares subsequent to our partnering transaction. If less than 100% of the equity interests or assets of a partnering candidate or candidates are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our partnering transaction involves more than one partnering candidate, the 80% of net assets test will be based on the aggregate value of all the partnering candidates.

On September 15, 2020, we filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our partnering transaction.

We may pursue a partnering transaction opportunity jointly with our sponsor, Solamere or one or more of its affiliates and/or investors in Solamere or one of its affiliates. Any such parties may co-invest with us in the partnering candidate at the time of our partnering transaction, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our founder shares, issuances or deemed issuances of shares of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which founder shares shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 5% of the sum of the total number of all shares of as-converted Class A common stock currently outstanding (including the private placement shares), plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the partnering transaction, unless the holders of a majority of the then-outstanding founder shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our sponsor nor Solamere, nor any of their respective affiliates, have an obligation to make any such investment, and may compete with us for potential partnering transactions.

Status as a Public Company

We believe our structure makes us an attractive partnering transaction partner to partnering candidates. As an existing public company, we offer a partnering candidate an alternative to the traditional initial public offering through a merger or other partnering transaction with us. In a partnering transaction with us, the owners of the partnering candidate may, for example, exchange their shares of stock in the partnering candidate for shares of our Class A common stock (or shares of a new holding company) or for a combination of shares of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe partnering candidates will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical partnering transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a partnering transaction with us.

Furthermore, once a proposed partnering transaction is completed, the partnering candidate will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following a partnering transaction, we believe the partnering candidate would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential partnering candidates may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed partnering transaction, negatively.

Financial Position

As of December 31, 2020, we had approximately $414,000,000 available to consummate the initial partnering transaction, after payment of the estimated expenses of our initial public offering. With funds available, we offer a partnering candidate a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our partnering transaction using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partnering candidate to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effectuating Our Partnering Transaction

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our partnering transaction using cash from the proceeds of our initial public offering and the private placement of the private placement CAPSTM, the proceeds of the sale of our shares in connection with our partnering transaction (and pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the partnering candidate, debt issued to bank or other lenders or the owners of the partnering candidate, or a combination of the foregoing. We may seek to complete our partnering transaction with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our partnering transaction is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our partnering transaction or used for redemptions of our shares of Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our partnering transaction, to fund the purchase of other companies or for working capital.

We may need to obtain additional financing to complete our partnering transaction, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the partnering transaction, in which case we may issue additional securities or incur debt in connection with such partnering transaction. There are no prohibitions on our ability to issue securities or incur debt in connection with our partnering transaction. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Although our management will assess the risks inherent in a particular partnering candidate with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a partnering candidate may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a partnering candidate.

Sources of Partnering Candidates

We are not prohibited from pursuing a partnering transaction with a partnering candidate that is affiliated with our sponsor, officers or directors, or from completing the partnering transaction through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our partnering transaction with a partnering candidate that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm, that such a partnering transaction is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Partnering Candidate and Structuring of Our Partnering Transaction

In evaluating a prospective partnering candidate, we will continue to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular partnering candidate, we will proceed to structure and negotiate the terms of the partnering transaction.

The time required to select and evaluate a partnering candidate and to structure and complete our partnering transaction, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective partnering candidate with which our partnering transaction is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another partnering transaction. The Company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our partnering transaction.

Lack of Business Diversification

For an indefinite period of time after the completion of our partnering transaction, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete a partnering transaction with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our partnering transaction with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our partnering transaction, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Partnering Candidate’s Management Team

Although we intend to closely scrutinize the management of a prospective partnering candidate when evaluating the desirability of effecting our partnering transaction with that business, our assessment of the partnering candidate’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the partnering candidate cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our partnering transaction. While it is possible that one or more of our directors will remain associated in some capacity with us following our partnering transaction, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our partnering transaction. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular partnering candidate.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our partnering transaction.

Following a partnering transaction, we may seek to recruit additional managers to supplement the incumbent management of the partnering candidate. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Partnering Transaction

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons.

Presented in the table below is a graphic explanation of the types of partnering transactions we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval Is Required
Purchase of assets	No
Purchase of stock of partnering candidate not involving a merger with the Company	No
Merger of partnering candidate into a subsidiary of the Company	No
Merger of the Company with a partnering candidate	Yes

Under the NYSE’s listing rules, stockholder approval would be required for our partnering transaction if, for example:

•	we issue shares of common stock that will be equal to or in excess of 20% of the number of our shares of common stock then outstanding (other than in a public offering);

•

any of our directors, officers or substantial shareholders (as defined by the NYSE rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the partnering candidate or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of Our Securities

If we seek stockholder approval of our partnering transaction and we do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our partnering transaction. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, initial stockholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the partnering transaction and thereby increase the likelihood of obtaining stockholder approval of the partnering transaction or (ii) to satisfy a closing condition in an agreement with a partnering candidate that requires us to have a minimum net worth or a certain amount of cash at the closing of our partnering transaction, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our partnering transaction. Any such purchases of our securities may result in the completion of our partnering transaction that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A common stock or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial stockholders, officers, directors and/or their affiliates may identify the stockholders with whom our initial stockholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of shares of Class A common stock) following our mailing of proxy materials in connection with our partnering transaction. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our partnering transaction, whether or not such stockholder has already submitted a proxy with respect to our partnering transaction but only if such shares have not already been voted at the stockholder meeting related to our partnering transaction. Our sponsor, executive officers, directors, advisors, or any of their affiliates will select which stockholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of Our Partnering Transaction

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our partnering transaction at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the partnering transaction, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. Our sponsor, officers, and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our partnering transaction.

Limitations on Redemptions

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed partnering transaction may impose a minimum cash requirement for: (i) cash consideration to be paid to the partnering candidate or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed partnering transaction exceed the aggregate amount of cash available to us, we will not complete the partnering transaction or redeem any shares in connection with such partnering transaction, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our partnering transaction either (i) in connection with a stockholder meeting called to approve the partnering transaction or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed partnering transaction or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE’s shareholder approval rules.

The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and applies whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

If we seek stockholder approval, we will complete our partnering transaction only if a majority of the outstanding shares of common stock voted are voted in favor of the partnering transaction. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our partnering transaction. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes have no effect on the approval of our partnering transaction once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares but excluding shares underlying the private placement CAPSTM, we would need 15,218,001, or approximately 36.8%, of the 41,400,000 public shares sold in our initial public offering to be voted in favor of a partnering transaction (assuming all outstanding shares are voted) in order to have our partnering transaction approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our partnering transaction. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our partnering transaction, which contain substantially the same financial and other information about the partnering transaction and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our partnering transaction until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the partnering transaction.

Upon the public announcement of our partnering transaction, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the partnering transaction is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our partnering transaction will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If the proposed partnering transaction is not approved and we continue to search for a partnering candidate, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed partnering transaction may impose a minimum cash requirement for: (i) cash consideration to be paid to the partnering candidate or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed partnering transaction exceed the aggregate amount of cash available to us, we will not complete the partnering transaction or redeem any shares in connection with such partnering transaction, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Partnering Transaction If We Seek Stockholder Approval

If we seek stockholder approval of our partnering transaction and we do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed partnering transaction as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our partnering transaction, particularly in connection with a partnering transaction with a partnering candidate that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our partnering transaction.

Delivering Stock Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the scheduled vote on the proposal to approve the partnering transaction is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our partnering transaction will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the vote on the partnering transaction if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our partnering transaction.

If our partnering transaction is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed partnering transaction is not completed, we may continue to try to complete a partnering transaction with a different partnering candidate by 24 months (or 27 months, as applicable) from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if No Partnering Transaction

Our amended and restated certificate of incorporation provides that we have only 24 months (or 27 months, as applicable) from the closing of our initial public offering to complete our partnering transaction. If we do not complete our partnering transaction within such 24 month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our partnering transaction within the 24-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering. However, if our sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our partnering transaction within the allotted 24-month time period.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account (as of December 31, 2020), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement CAPSTM, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective partnering candidates and other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriter of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective partnering candidate with which we have entered into a written letter of intent, confidentiality or other similar agreement or partnering transaction agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective partnering candidate who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our partnering transaction and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our partnering transaction, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partnering candidates.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective partnering candidates or other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 of proceeds held outside the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a recently organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction, rather than an operating company, and our operations will be limited to searching for prospective partnering candidates to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective partnering candidates. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective partnering candidates or other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders.

Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity or (iii) if they redeem their respective shares for cash upon the completion of our partnering transaction. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our partnering transaction, a stockholder’s voting in connection with the partnering transaction alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating, and selecting a partnering candidate for our partnering transaction, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting partnering transactions directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human, and other resources than us. Our ability to acquire larger partnering candidates will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a partnering candidate. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our partnering transaction and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain partnering candidates. Either of these factors may place us at a competitive disadvantage in successfully negotiating a partnering transaction.

Facilities

We currently sub-lease our executive offices at 137 Newbury Street, 7th Floor, Boston, MA 02116 from our sponsor. We consider our current office space adequate for our current operations.

Employees

We currently have one executive officer, Alex J. Dunn. Mr. Dunn is not obligated to devote any specific number of hours to our matters but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our partnering transaction. The amount of time he will devote in any time period will vary based on whether a partnering candidate has been selected for our partnering transaction and the stage of the partnering transaction process we are in. We do not intend to have any full time employees prior to the completion of our partnering transaction.

Periodic Reporting and Financial Information

We registered our CAPSTM, shares of Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective partnering candidate as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the partnering candidate. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential partnering candidates we may conduct a partnering transaction with because some partnering candidates may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our partnering transaction within the prescribed time frame. We cannot assure you that any particular partnering candidate identified by us as a potential partnering transaction candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential partnering candidate will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed partnering candidate. While this may limit the pool of potential partnering transaction candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A partnering candidate may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such partnering transaction.

On September 15, 2020, we filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our partnering transaction.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of shares of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

ITEM 1A.	RISK FACTORS

You should consider carefully all of the risks described below, together with the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operation may be materially and adversely affected. The risks described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company, incorporated as a Delaware corporation, established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our partnering transaction. We may be unable to complete our partnering transaction. If we fail to complete our partnering transaction, we will never generate any operating revenues.

Our stockholders may not be afforded an opportunity to vote on our proposed partnering transaction, which means we may complete our partnering transaction even though a majority of our stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our partnering transaction if the partnering transaction would not require stockholder approval under applicable law or stock exchange listing requirements. Except for as required by applicable law or stock exchange requirements, the decision as to whether we will seek stockholder approval of a proposed partnering transaction or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our partnering transaction even if holders of a majority of our common stock do not approve of the partnering transaction we complete.

Your only opportunity to affect the investment decision regarding a potential partnering transaction may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our partnering transaction. Since our board of directors may complete a partnering transaction without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the partnering transaction, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our partnering transaction may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our partnering transaction.

If we seek stockholder approval of our partnering transaction, our initial stockholders and management team have agreed to vote in favor of such partnering transaction, regardless of how our public stockholders vote.

Our initial stockholders holds 20% of the outstanding voting power of our common stock (not including the private placement shares) following our initial public offering. Our initial stockholders and management team also may from time to time purchase shares of Class A common stock prior to our partnering transaction. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of a partnering transaction, such partnering transaction will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares and the performance shares. As a result, in addition to the founder shares, private placement shares and performance shares, we would need 15,218,001, or approximately 36.8%, of the 41,400,000 public shares sold in our initial public offering to be voted in favor of a partnering transaction in order to have our partnering transaction approved Accordingly, if we seek stockholder approval of our partnering transaction, the agreement by our initial stockholders and management team to vote their founder shares, performance shares, private placement shares and any public shares purchased during or after our initial public offering in favor of our partnering transaction will increase the likelihood that we will receive the requisite stockholder approval for such partnering transaction.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of a partnering transaction, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity, and (iii) the redemption of our public shares if we do not complete a partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, subject to applicable law and as further described herein. In addition, if we do not complete a partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months (or 27 months, as applicable) from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential partnering candidate, which may make it difficult for us to enter into a partnering transaction with a partnering candidate.

We may seek to enter into a partnering transaction agreement with a prospective partnering candidate that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the partnering transaction. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related partnering transaction and may instead search for an alternate partnering transaction.

Prospective partnering candidates will be aware of these risks and, thus, may be reluctant to enter into a partnering transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable partnering transaction or optimize our capital structure.

At the time we enter into an agreement for our partnering transaction, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our partnering transaction agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable partnering transaction available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our partnering transaction would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our partnering transaction agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our partnering transaction would be unsuccessful is increased. If our partnering transaction is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our partnering transaction within 24 months (or 27 months, as applicable) after the closing of our initial public offering may give potential partnering candidates leverage over us in negotiating a partnering transaction and may limit the time we have in which to conduct due diligence on potential partnering transaction candidates, in particular as we approach our dissolution deadline, which could undermine our ability to complete our partnering transaction on terms that would produce value for our stockholders.

Any potential partnering candidate with which we enter into negotiations concerning a partnering transaction will be aware that we must complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering. Consequently, such partnering candidate may obtain leverage over us in negotiating a partnering transaction, knowing that if we do not complete our partnering transaction with that particular partnering candidate, we may be unable to complete our partnering transaction with any partnering candidate. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our partnering transaction on terms that we would have rejected upon a more comprehensive investigation.

Our search for a partnering transaction, and any partnering candidate with which we ultimately consummate a partnering transaction, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partnering candidate with which we consummate a partnering transaction could be materially and adversely affected. Furthermore, we may be unable to complete a partnering transaction if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the partnering candidate’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a partnering transaction will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a partnering transaction, or the operations of a partnering candidate with which we ultimately consummate a partnering transaction, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our partnering transaction within 24 months (or 27 months, as applicable) after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable partnering candidate and complete our partnering transaction within 24 months (or 27 months, as applicable) after the closing of our initial public offering. Our ability to complete our partnering transaction may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our partnering transaction, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our partnering transaction within such time periods, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our partnering transaction, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed partnering transaction and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our partnering transaction and we do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our partnering transaction, although they are under no obligation to do so. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the partnering transaction and thereby increase the likelihood of obtaining stockholder approval of the partnering transaction or to satisfy a closing condition in an agreement with a partnering candidate that requires us to have a minimum net worth or a certain amount of cash at the closing of our partnering transaction, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our partnering transaction. Any such purchases of our securities may result in the completion of our partnering transaction that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our partnering transaction, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our partnering transaction. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our partnering transaction will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the partnering transaction is to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our partnering transaction and could even result in our inability to find a target or to consummate a partnering transaction.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a partnering transaction, and there are still many special purpose acquisition companies seeking targets for their partnering transaction, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort, and more resources to identify a suitable target and to consummate a partnering transaction. In addition, because there are more special purpose acquisition companies seeking to enter into a partnering transaction with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close partnering transactions or operate targets post- partnering transaction. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a partnering transaction, and may result in our inability to consummate a partnering transaction on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for partnering transaction opportunities, it may be more difficult for us to complete our partnering transaction. If we do not complete our partnering transaction, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We have encountered and expect to continue to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partnering candidates we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement CAPSTM, our ability to compete with respect to the acquisition of certain partnering candidates that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partnering candidates. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our partnering transaction in conjunction with a stockholder vote or via a tender offer. Partnering candidates will be aware that this may reduce the resources available to us for our partnering transaction. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a partnering transaction. If we do not complete our partnering transaction, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least the 24 months (or 27 months, as applicable) following the closing of our initial public offering, it could limit the amount available to fund our search for a partnering candidate or candidates and complete our partnering transaction, and we will depend on loans from our sponsor or management team to fund our search and to complete our partnering transaction.

As of December 31, 2020, we had approximately $1,000,000 available to us outside the trust account. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least the 24 months (or 27 months, as applicable) from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partnering candidate. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep partnering candidates from “shopping” around for transactions with other companies or investors on terms more favorable to such partnering candidates) with respect to a particular proposed partnering transaction, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a partnering candidate and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partnering candidate.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our partnering transaction. Up to $1,500,000 of such loans may be convertible into private placement CAPSTM of the post-partnering transaction entity at a price of $10.00 per private placement CAPSTM at the option of the lender (which CAPSTM will immediately split into Class A shares and warrants). The warrants would be identical to the private placement CAPSTM. Prior to the completion of our partnering transaction, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our partnering transaction because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable)from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our partnering transaction and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a recently organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction, rather than an operating company, and our operations are limited to searching for prospective partnering candidates to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective partnering candidates. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our partnering transaction, which could delay the opportunity for our stockholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on the NYSE. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our partnering transaction, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our partnering transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We may seek partnering transaction opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a partnering transaction outside of our management’s areas of expertise if a partnering transaction candidate is presented to us and we determine that such candidate offers an attractive partnering transaction opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular partnering transaction candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our CAPSTM will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a partnering transaction candidate.

Our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate a partnering transaction.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our partnering transaction on a one-for-two and one-half basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our partnering transaction, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 5% of the total number of shares of as-converted Class A common stock outstanding after such conversion (including the private placement shares), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the partnering transaction; provided that such conversion of founder shares into shares of Class A common stock will never occur on a less than one-for-two and one-half basis.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our partnering transaction with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed partnering transaction may impose a minimum cash requirement for: (i) cash consideration to be paid to the partnering candidate or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our partnering transaction even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our partnering transaction and do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed partnering transaction exceed the aggregate amount of cash available to us, we will not complete the partnering transaction or redeem any shares in connection with such partnering transaction, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate partnering transaction.

In order to effectuate a partnering transaction, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our partnering transaction that our stockholders may not support.

In order to effectuate a partnering transaction, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of partnering transaction, increased redemption thresholds and extended the time to consummate a partnering transaction and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants that vote on such amendment and, solely with respect to any amendment to the terms of the private placement CAPSTM or any provision of the warrant agreement with respect to the private placement CAPSTM, 50% of the number of the then outstanding private placement CAPSTM. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a partnering transaction within 24 months (or 27 months, as applicable) of the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our charter or governing instruments or extend the time to consummate a partnering transaction in order to effectuate our partnering transaction.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders, with their founder shares and their performance shares, hold approximately 20% of the voting power of our common stock (not including the private placement shares) prior to the completion of a partnering transaction. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. Further, pursuant to a letter agreement with our sponsor, we have agreed not to enter into a definitive agreement regarding a partnering transaction without the prior written consent of our sponsor. As a result, we may not be permitted to enter into a partnering transaction that our Board believes to be in the stockholders’ best interests. Further, for so long as any performance shares remain outstanding, we may not, without the prior or written consent of the holders of a majority of the performance shares then outstanding take certain actions such as to (i) change our fiscal year, (ii) increase the number of directors on the Board, (iii) pay any dividends or effect any split on any of our capital stock, (iv) adopt any stockholder rights plan, (v) acquire any entity or business with assets at a purchase price greater than 10% or more of our total assets measured in accordance with generally accepted accounting principles in the United States or the accounting standards then used by us in the preparation of our financial statements or (vi) issue any Class A shares in excess of 20% of our then outstanding Class A shares or that would otherwise require a stockholder vote pursuant to the rules of the stock exchange on which the Class A shares are then listed. As a result, the holders of the performance shares may be able to prevent us from taking such actions that the Board believes is in our interest.

If our initial stockholders purchase any CAPSTM any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our partnering transaction, in which case all of the current directors will continue in office until at least the completion of the partnering transaction. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our partnering transaction.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement CAPSTM are intended to be used to complete a partnering transaction with a partnering candidate, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our partnering transaction than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of a partnering transaction.

Subsequent to our completion of our partnering transaction, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations, and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a partnering candidate with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular partnering candidate, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the partnering candidate and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a partnering candidate or by virtue of our obtaining debt financing to partially finance the partnering transaction or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the partnering transaction could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the partnering transaction contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective partnering candidates and other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriter of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our partnering transaction within the prescribed timeframe, or upon the exercise of a redemption right in connection with our partnering transaction, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption.

Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective partnering candidate with which we have entered into a written letter of intent, confidentiality or other similar agreement or partnering transaction agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective partnering candidate who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our partnering transaction and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our partnering transaction, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partnering candidates.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Because we are neither limited to evaluating a partnering candidate in a particular industry sector nor have we selected any specific partnering candidate with which to pursue our partnering transaction, you will be unable to ascertain the merits or risks of any particular partnering candidate’s operations.

Our efforts to identify a prospective partnering transaction candidate will not be limited to a particular industry, sector, or geographic region. While we may pursue a partnering transaction opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire, and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our amended and restated certificate of incorporation prohibits us from effectuating a partnering transaction solely with another blank check company or similar company with nominal operations. Because we have entered into a definitive agreement with any specific partnering candidate with respect to a partnering transaction, there is no basis to evaluate the possible merits or risks of any particular partnering candidate’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our partnering transaction, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partnering candidate, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partnering candidate. We also cannot assure you that an investment in our CAPSTM will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a partnering candidate. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the partnering transaction could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the partnering transaction contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective partnering candidates, we may enter into our partnering transaction with a partnering candidate that does not meet such criteria and guidelines, and as a result, the partnering candidate with which we enter into our partnering transaction may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective partnering candidates, it is possible that a partnering candidate with which we enter into our partnering transaction will not have all of these positive attributes. If we complete our partnering transaction with a partnering candidate that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective partnering transaction with a partnering candidate that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a partnering candidate that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our partnering transaction if the partnering candidate does not meet our general criteria and guidelines. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our partnering transaction with an affiliated entity, we are not required to obtain an opinion from an independent accounting firm or independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our partnering transaction.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our partnering transaction or under an employee incentive plan after completion of our partnering transaction. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-two and one-half at the time of our partnering transaction as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 1,000,000 shares of Class B common stock, par value, $0.0001 per share, 50,000,000 shares of Class F common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 29, 2021, there were 337,986,000, 700,000, and 49,172,000 authorized but unissued shares of our Class A common stock, Class B common stock and Class F common stock, respectively, available for issuance. The shares of Class F common stock are automatically convertible into shares of Class A common stock concurrently with or immediately following the consummation of our partnering transaction, at a one-for-two and one-half ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of March 29, 2021, there are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our partnering transaction or under an employee incentive plan after completion of our partnering transaction. We may also issue a substantial and potentially unlimited number of additional shares of Class A common stock in accordance with the terms of the performance shares, as the performance shares are not subject to a conversion limitation in the event of increases in the price of our Class A common stock. In addition, we may also issue shares of Class A common stock to redeem the warrants or upon conversion of the founder shares at a ratio greater than one-to-one at the time of our partnering transaction as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our partnering transaction, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any partnering transaction or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a partnering transaction beyond 24 months (or 27 months, as applicable) from the closing of our initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•

may significantly dilute the equity interest of investors in our initial public offering (which dilutive effect would increase as the price of our Class A common stock increases on a year-over-year basis, in respect of shares issued upon conversion of the performance shares);

•	may subordinate the rights of holders of shares of Class A common stock if shares of preferred stock are issued with rights senior to those afforded shares of our Class A common stock;

•

could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our CAPSTM, shares of Class A common stock and/or warrants.

Resources could be wasted in researching partnering transactions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific partnering candidate and the negotiation, drafting and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific partnering transaction, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific partnering candidate, we may fail to complete our partnering transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our partnering transaction, require substantial financial and management resources, and increase the time and costs of completing a partnering transaction.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

The fact that we are a recently organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partnering candidate with which we seek to complete our partnering transaction may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such partnering transaction.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a partnering transaction, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our partnering transaction. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a partnering transaction are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on shares of our Class A common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on shares of our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one partnering transaction with the proceeds of our initial public offering, the sale of the private placement CAPSTM, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of CAPSTM provides us with $414,000,000 that we may use to complete our partnering transaction.

We may effectuate our partnering transaction with a single partnering candidate or multiple partnering candidates simultaneously or within a short period of time. However, we may not be able to effectuate our partnering transaction with more than one partnering candidate because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several partnering candidates as if they had been operated on a combined basis. By completing our partnering transaction with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several partnering transactions in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our partnering transaction.

We may attempt to simultaneously complete partnering transactions with multiple prospective partnering candidates, which may hinder our ability to complete our partnering transaction and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other partnering transactions, which may make it more difficult for us, and delay our ability, to complete our partnering transaction. With multiple partnering transactions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our partnering transaction with a private company about which little information is available, which may result in a partnering transaction with a company that is not as profitable as we suspected, if at all.

In pursuing our partnering transaction strategy, we may seek to effectuate our partnering transaction with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential partnering transaction on the basis of limited information, which may result in a partnering transaction with a company that is not as profitable as we suspected, if at all.

Because we must furnish our stockholders with partnering candidate financial statements, we may lose the ability to complete an otherwise advantageous partnering transaction with some prospective partnering candidates.

The federal proxy rules require that the proxy statement with respect to the vote on a partnering transaction include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”).

These financial statement requirements may limit the pool of potential partnering candidates we may acquire because some partnering candidates may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our partnering transaction within the prescribed time frame.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of a partnering transaction, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity, and (iii) the redemption of our public shares if we do not complete a partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, subject to applicable law and as further described herein. In addition, if we do not complete a partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months (or 27 months, as applicable) from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our partnering transaction.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

each of which may make it difficult for us to complete our partnering transaction. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a partnering transaction and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our partnering transaction; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering; and (iii) absent a partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a partnering transaction. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

The provisions of our amended and restated certificate of incorporation that relate to our pre-partnering transaction activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of a partnering transaction that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-partnering transaction activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who, with their founder shares and performance shares, collectively hold 20% of the voting power of our common stock (not including the private placement shares) prior to the completion of a partnering transaction, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-partnering transaction behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a partnering transaction with which you do not agree.

Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers, directors and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering transaction activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our sponsor, officers and directors; the registration and shareholder rights agreement among us and our initial stockholders; the private placement CAPSTM purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement CAPSTM and other securities held by our sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our partnering transaction. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our partnering transaction, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our partnering transaction will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such partnering transaction, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our partnering transaction that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

In addition, pursuant to the terms of our amended and restated certificate of incorporation, the powers, preferences or relative, participating, optional or other special rights of the performance shares may be amended only with the prior vote or written consent of the holders of a majority of the performance shares then outstanding, voting separately as a single class, without the need to seek approval from any other class of capital stock, even in situations where the amendment to the terms of the performance shares may adversely impact such other class of capital stock.

We may be unable to obtain additional financing to complete our partnering transaction or to fund the operations and growth of a partnering candidate, which could compel us to restructure or abandon a particular partnering transaction. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement CAPSTM will be sufficient to allow us to complete our partnering transaction, because we have not yet selected any specific partnering candidate we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement CAPSTM prove to be insufficient, either because of the size of our partnering transaction, the depletion of the available net proceeds in search of a partnering candidate, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our partnering transaction or the terms of negotiated transactions to purchase shares in connection with our partnering transaction, we may be required to seek additional financing or to abandon the proposed partnering transaction. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our partnering transaction, we would be compelled to either restructure the transaction or abandon that particular partnering transaction and seek an alternative partnering candidate. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our partnering transaction, we may require such financing to fund the operations or growth of the partnering candidate. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partnering candidate. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our partnering transaction.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder provided 50% of the holders of the then outstanding public warrants that vote on such amendment approve of such amendment, after at least 10 days’ notice that an amendment is being sought. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

If we effect our partnering transaction with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a partnering candidate with operations or opportunities outside of the United States for our partnering transaction, we may face additional burdens in connection with investigating, agreeing to and completing such partnering transaction, and if we effect such partnering transaction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a partnering candidate with operations or opportunities outside of the United States for our partnering transaction, we would be subject to risks associated with cross-border partnering transactions, including in connection with investigating, agreeing to and completing our partnering transaction, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our partnering transaction with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future partnering transactions may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such partnering transaction, or, if we complete such partnering transaction, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Related to our Securities

If we seek stockholder approval of our partnering transaction and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our partnering transaction and we do not conduct redemptions in connection with our partnering transaction pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our partnering transaction. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our partnering transaction and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our partnering transaction. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our CAPSTM, shares of Class A common stock and warrants are currently listed on the NYSE. Although after giving effect to our initial public offering we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our partnering transaction. In order to continue listing our securities on the NYSE prior to our partnering transaction, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our partnering transaction, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our CAPSTM, Class A common stock and warrants are currently listed on the NYSE, our CAPSTM, Class A common stock and warrants are covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on The NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preferred stock, and potential payments owed with respect to our performance shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim

(A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the U.S. federal district courts shall have exclusive jurisdiction, unless we consent otherwise. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

You will not be permitted to exercise your warrants unless we register and qualify the underlying shares of Class A common stock or certain exemptions are available.

If the issuance of the shares of Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of CAPSTM will have paid the full CAPSTM purchase price solely for the shares of Class A common stock included in the CAPSTM.

We are not registering the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our partnering transaction, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our partnering transaction and to maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement.

We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement CAPSTM will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our partnering transaction.

We issued warrants to purchase 4,140,000 after giving effect to the underwriter’s full exercise of their over-allotment option (10,350,000 after giving effect to the Stock Split) shares of our Class A common stock as part of the CAPSTM offered by our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 245,600 private placement CAPSTM (614,000 private placement CAPSTM after giving effect to the Stock Split), with 61,400 warrants (153,500 warrants after giving effect to the Stock Split) underlying such private placement CAPSTM, each exercisable to purchase one share of Class A common stock at $28.75 per share ($11.50 after giving effect to the Stock Split). In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 60,000 private placement CAPSTM (150,000 private placement CAPSTM after giving effect to the Stock Split), at the price of $25.00 per private placement CAPSTM ($10.00 per private placement CAPSTM after giving effect to the Stock Split), with 15,000 (37,500 warrants after giving effect to the Stock Split) underlying such private placement CAPSTM. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a partnering candidate. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partnering candidate.

Because each CAPSTM contains one-fourth of one warrant and only a whole warrant may be exercised, the CAPSTM may be worth less than CAPSTM of other special purpose acquisition companies.

Each CAPSTM contains one-fourth of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the CAPSTM, and only whole CAPSTM will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose CAPSTM include one common share and one warrant to purchase one whole share. We have established the components of the CAPSTM in this way in order to reduce the dilutive effect of the warrants upon completion of a partnering transaction since the warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to CAPSTM that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partnering candidates. Nevertheless, this CAPSTM structure may cause our CAPSTM to be worth less than if it included a warrant to purchase one whole share.

The grant of registration rights to our initial stockholders and holders of our private placement CAPSTM may make it more difficult to complete our partnering transaction, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the founder shares, the performance shares and the Class A common stock into which such founder shares and performance shares are convertible, holders of our private placement CAPSTM and their permitted transferees can demand that we register the shares of Class A common stock and the warrants (and the shares of Class A common stock issuable upon exercise of such warrants) underlying such private placement CAPSTM, and holders of private placement CAPSTM that may be issued upon conversion of working capital loans may demand that we register the shares of Class A common stock and the warrants (and the shares of Class A common stock issuable upon exercise of such warrants) underlying such private placement CAPSTM. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our partnering transaction more costly or difficult to conclude. This is because the stockholders of the partnering candidate may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement CAPSTM, holders of our working capital loans or their respective permitted transferees are registered.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential partnering transactions and general market or economic conditions, including as a result of the COVID-19 outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Risks Related to Our Sponsor and Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our partnering transaction. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential partnering transactions and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our partnering transaction and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our partnering transaction. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our partnering transaction is dependent upon the efforts of our key personnel. The role of our key personnel in the partnering candidate, however, cannot presently be ascertained. Although some of our key personnel may remain with the partnering candidate in senior management or advisory positions following our partnering transaction, it is likely that some or all of the management of the partnering candidate will remain in place. While we intend to closely scrutinize any individuals we engage after our partnering transaction, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a partnering candidate in connection with a particular partnering transaction, and a particular partnering transaction may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our partnering transaction and as a result, may cause them to have conflicts of interest in determining whether a particular partnering transaction is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our partnering transaction only if they are able to negotiate employment or consulting agreements in connection with the partnering transaction. Such negotiations would take place simultaneously with the negotiation of the partnering transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the partnering transaction. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a partnering candidate, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective partnering candidate and, as a result, may effect our partnering transaction with a partnering candidate whose management may not have the skills, qualifications, or abilities to manage a public company.

When evaluating the desirability of effecting our partnering transaction with a prospective partnering candidate, our ability to assess the partnering candidate’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the partnering candidate’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the partnering candidate’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the partnering transaction could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the partnering transaction contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our partnering transaction. The loss of a partnering candidate’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our partnering transaction cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our partnering transaction, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our partnering transaction.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a partnering transaction and their other businesses. We do not intend to have any full-time employees prior to the completion of our partnering transaction. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our partnering transaction.

Our officers and directors presently have, and any of them in the future may have additional fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our partnering transaction, we will continue to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a partnering transaction opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential partnering candidate may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a partnering transaction with a partnering candidate that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so, or we may acquire a partnering candidate through an affiliated joint acquisition with one or more affiliates of Solamere and/or one or more investors in Solamere or one of its affiliates. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partnering candidate and completing a partnering transaction. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partnering candidate may result in a conflict of interest when determining whether the terms, conditions and timing of a particular partnering transaction are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a partnering transaction with one or more partnering candidates that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation. Such entities may compete with us for partnering transaction opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our partnering transaction with any entities with which they are affiliated, and there have been no substantive discussions concerning a partnering transaction with any such entity or entities. Although we are not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a partnering transaction and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent accounting firm regarding the fairness to our Company from a financial point of view of a partnering transaction with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the partnering transaction may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of Solamere and/or one or more investors in Solamere or one of its affiliates. Any such parties may co-invest with us in the partnering candidate at the time of our partnering transaction, or we could raise additional proceeds to complete the partnering transaction by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our sponsor, executive officers and directors will lose their entire investment in us if our partnering transaction is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular partnering candidate is appropriate for our partnering transaction.

On June 22, 2020, our sponsor purchased an aggregate of (a) 690,000 (after giving effect to a reverse stock split effected on July 29, 2020 that reduced the outstanding founder shares from 737,789 shares to 690,000 shares) founder shares in exchange for a capital contribution of $6,250, or approximately $0.01 per share and (b) 120,000 performance shares (after giving effect to a 100-for-one stock split effected July 17, 2020) for a capital contribution of $18,750, or $0.156 per share. In September 2020, our sponsor transferred 6,000 founder shares and 1,200 performance shares to each of Mr. Boyce, Mr. Calbert and Ms. Ruiz. Prior to the initial investment in the Company of an aggregate of $25,000 by the sponsor, the Company had no assets, tangible or intangible. On September 17, 2020, we effected a 1 for 1.2 forward stock split of the founder shares that increased the outstanding founder shares from 690,000 shares to 828,000 shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 16,560,000 CAPSTM, and therefore that such founder shares would represent 5% of the outstanding shares of Class A common stock (not including the private placement shares) issued in our initial public offering. Up to 108,000 of our sponsor’s founder shares will be forfeited depending on the extent to which the underwriter’s over-allotment is exercised. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these 108,000 founder shares were no longer subject to forfeiture. The founder shares will be worthless if we do not complete a partnering transaction. On March 24, 2021, we effected a 2.5-for-1 forward stock split of the performance shares that increased the outstanding performance shares from 120,000 shares to 300,000 shares. In addition, our sponsor purchased an aggregate of 245,600 private placement CAPSTM (614,000 after giving effect to the Stock Split) or $25.00 per private placement CAPSTM. The 61,400 (153,500 after giving effect to the Stock Split) warrants underlying such private placement CAPSTM will also be worthless if we do not complete our partnering transaction. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partnering transaction, completing a partnering transaction and influencing the operation of the business following the partnering transaction. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our completion of a partnering transaction.

General Risk Factors

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any partnering transaction we may consummate or (ii) that we will be able to locate a suitable candidate for our partnering transaction. You should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our partnering transaction, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our partnering transaction, and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices are located at 137 Newbury Street, 7th Floor, Boston, MA 02116. We pay an affiliate of our sponsor, for office space, secretarial and administrative services provided to members of our management team $20,000 per month. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations, and claims incidental to the conduct of our business from time to time. To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our CAPSTM, shares of Class A common stock and warrants are each traded on the NYSE under the symbol “ENPC.U,” “ENPC” and “ENPC WS” respectively. Our CAPSTM commenced public trading on September 16, 2020. Our shares of Class A common stock and warrants began separate trading on November 6, 2020.

(b)	Holders

As of March 29, 2021, there were two holders of record for our CAPSTM, two holder of record for our shares of Class A common stock, four holder of our shares of Class B common stock, and four holder of our shares of Class F common stock.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a partnering transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a partnering transaction. The payment of any cash dividends subsequent to a partnering transaction will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On September 18, 2020, the Company consummated its initial public offering of 16,560,000 CAPSTM (41,400,000 CAPSTM after giving effect to the Stock Split), including the issuance of 2,160,000 CAPSTM (5,400,000 CAPSTM after giving effect to the Stock Split) as a result of the underwriters’ exercise in full of their over-allotment option. Each CAPSTM consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-fourth of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $28.75 per share ($11.50 per share after giving effect to the Stock Split). Evercore Group L.L.C. acted as the sole book-running manager for our initial public offering. The CAPSTM were sold at a price of $25.00 per CAPSTM ($10.00 per CAPSTM after giving effect to the Stock Split), generating gross proceeds to the Company of $414,000,000. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248267 and 333-248828). The SEC declared the registration statement effective on September 15, 2020.

Substantially concurrently with the consummation of the initial public offering, the Company completed the private sale of 245,600 CAPSTM (614,000 CAPSTM after giving effect to the Stock Split) at a purchase price of $25.00 per private placement CAPSTM ($10.00 per private placement CAPSTM after giving effect to the Stock Split), to the sponsor, generating gross proceeds to the Company of approximately $6.1 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Use of Proceeds

Of the gross proceeds received from the initial public offering, the full exercise of the over-allotment option and the private placement CAPSTM, $414,000,000 was placed in the trust account.

We paid a total of $4,140,000 in underwriting discounts and commissions and approximately $630,000 for other costs and expenses related to the initial public offering.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement warrants as is described in our final prospectus relating to our initial public offering.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Executive Network Partnering Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our registration statements for our initial public offering (the “Initial Public Offering”) became effective on September 15, 2020. On September 18, 2020, we consummated the Initial Public Offering of 16,560,000 (41,400,000 after giving effect to the Stock Split) CAPSTM (with respect to the Class A common stock included in the CAPSTM being offered, the “Public Shares”), which included 2,160,000 CAPSTM (5,400,000 CAPSTM after giving effect to the Stock Split) issued as a result of the underwriters’ exercise in full of their over-allotment option, at $25.00 per CAPSTM ($10.00 per CAPSTM after giving effect to the Stock Split), generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.

Concurrently with the closing of the Initial Public Offering, we completed the private sale of 245,600 (614,000 after giving effect to the Stock Split) private placement CAPS (“Private Placement CAPS”), at a price of $25.00 per Private Placement CAPS ($10.00 per Private Placement CAPS after giving effect to the Stock Split) to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million.

Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS, $414.0 million ($10.00 per CAPSTM after giving effect to the Stock Split) of the net proceeds of the sale of the CAPSTM in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination and activities in connection with the proposed business combination with Gemini. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 22, 2020 (inception) through December 31, 2020, we had net loss of approximately $346,000, which consisted of approximately $253,000 in general and administrative costs and approximately $104,000 of franchise tax expense, partially offset by approximately $12,000 of interest income on investments held in Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, we had $0.9 million in its operating bank account, working capital of approximately $1.0 million and approximately $12,000 of interest earned in the Trust Account which may be used to pay our franchise and income tax obligations. Through December 31, 2020, we have not withdrawn any interest earned on the Trust Account to pay franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account to complete the initial business combination and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares and Performance Shares

On June 22, 2020, the Sponsor paid for certain offering costs on behalf of us in exchange for (i) 737,789 Class F common stock (the “Founder Shares”) in exchange for a capital contribution of $ 6,250, or approximately $0.008 per share and (ii) 1,200 shares of Class B common stock (the “Performance Shares”) for a capital contribution of $18,750, or $15.625 per share. On July 17, 2020 and March 24, 2021, we effected a 100:1 and a 2.5:1 forward stock split for each share of Class B common stock, respectively, resulting in an aggregate of 300,000 Performance Shares outstanding. On July 29, 2020, we effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On September 17, 2020, we effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock split. Of the 828,000 Founder Shares outstanding, up to 108,000 of the Founder Shares would be forfeited depending on the extent to which the underwriter’s over-allotment is exercised, so that such Founder Shares would represent 5% of the outstanding shares issued in the Initial Public Offering. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these 108,000 Founder Shares were no longer subject to forfeiture. The Founder Shares are entitled to (together with the Performance Shares) a number of votes representing 20% of our outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction. As of December 31, 2020, after giving effect to the 2.5:1 forward stock split for each share of Class B common stock, which was effective on March 24, 2021, we had an aggregate of 828,000 and 300,000 shares of Class F common stock and Class B common stock, respectively, issued and outstanding.

The Initial Stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) 180 days after the completion of the Partnering Transaction and (ii) the date on which we completes a liquidation, merger, capital stock exchange or other similar transaction after the Partnering Transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees.

Private Placement CAPS

Substantially concurrently with the closing of the Initial Public Offering, we completed the private sale of 245,600 Private Placement CAPS (614,000 Private Placement CAPS after giving effect to the Stock Split), at a price of $25.00 per Private Placement CAPS ($10.00 per Private Placement CAPS after giving effect to the Stock Split) to the Sponsor, generating gross proceeds to us of approximately $6.1 million.

Each Private Placement CAPS consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $28.75 per share ($11.50 per share after giving effect to the Stock Split). A portion of the proceeds from the sale of the Private Placement CAPS was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan us up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to this Initial Public Offering. This loan was payable without interest upon the completion of the Initial Public Offering. We borrowed $171,000 under the Note. We fully repaid the Note on September 22, 2020.

In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS at a price of $25.00 per Private Placement CAPS ($10.00 per Private Placement CAPS after giving effect to the Stock Split) at the option of the lender. The private placement CAPS would be identical to the Private Placement CAPS issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, we had no outstanding Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and our liquidation, we will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team $20,000 per month. We incurred $80,000 in expenses in connection with such services during the period from June 22, 2020 (inception) through December 31, 2020, as reflected in general and administrative expenses in the accompanying statement of operations. As of December 31, 2020, the Company had approximately $80,000 in accounts payable in connection with such services as reflected in the accompanying balance sheet.

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

Other Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations, or long-term liabilities, other than the Administrative Services Agreement.

Critical Accounting Policies and Estimates

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 16,401,969 shares of Class A common stock (41,004,923 shares of Class A common stock after giving effect to the Stock Split) subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the periods. Our statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted for redeemable Class A common stock is calculated by dividing the interest earned on cash equivalents held in the Trust Account of approximately $12,000 for the period from June 22, 2020 (inception) through December 31, 2020 less franchise taxes of approximately $12,000 by the weighted average number of redeemable Class A common stock outstanding.

Net loss per share, basic and diluted for the aggregate of nonredeemable Class A common stock, Class B common stock and Class F common stock is calculated by dividing the net loss of approximately $346,000 for the period from June 22, 2020 (inception) through December 31, 2020, less income and franchise tax expense attributable to redeemable Class A common stock, by the weighted average number of aggregate nonredeemable Class A common stock, Class B common stock and Class F common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Subsequent Events

On March 24, 2021, the Company held a special virtual meeting of stockholders and warrant holders (the “Special Meetings”). Following the Special Meetings, the Company (i) filed an amendment to its Amended and Restated Certificate of Incorporation to authorize the board of directors to effectuate a 2.5-for-1 forward stock split for each of our Class A common stock and Class B common stock and to amend certain terms of the Class B common stock and Class F common stock to account for the forward stock split and (ii) executed an amendment to that certain Warrant Agreement, dated as of September 15, 2020, by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent, to authorize the board of directors to effectuate a 2.5-for-1 forward warrant split of our warrants, and to lower the warrant exercise price and adjust certain mechanics related thereto to account for the forward warrant split. All shares and associated amounts have been retroactively restated to reflect the stock split.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is found in a separate section of this Form 10-K starting on pages F-1. See the “Index to Financial Statements” on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Alex J. Dunn	49	Chief Executive Officer, Chief Financial Officer and Director
Paul Ryan	51	Chairman of the Board of Directors
Richard Boyce	66	Director
Michael M. Calbert	58	Director
Gisel Ruiz	50	Director

Alex Dunn serves as our Chief Executive Officer, Chief Financial Officer, and Director since June 2020. Mr. Dunn is an experienced entrepreneur and operator who helped build Vivint Inc., a leading smart home company, from an early stage company in 2005 to a business which for the year ended December 31, 2019 reported over $1.15 billion of total revenues and 1.55 million subscribers. He was President of Vivint from February 2013 to March 2020 and served as Chief Operating Officer from July 2005 to January 2013. In 2011, Mr. Dunn co-founded Vivint Solar, spun it out of Vivint and helped take it public in 2014. Until March 2020, Mr. Dunn served on the board of directors for both Vivint and Vivint Solar. Prior to Vivint, Mr. Dunn served as Deputy Chief of Staff and Chief Operating Officer to Governor Mitt Romney in Massachusetts. Before joining Governor Romney’s staff, Mr. Dunn was an entrepreneur-in-residence at the venture capital firm General Catalyst. Mr. Dunn started his career as co-founder and CEO of LavaStorm, a technology and engineering services firm, and holds a B.S. from Brigham Young University.

Mr. Dunn’s qualifications to serve on our board of directors include his success in building early stage companies into significant businesses and his significant executive leadership and board of directors experience.

Paul Ryan serves as Chairman since September 2020. He has served as a director of Fox Corporation (NASDAQ) since March 2019. Prior to joining Fox Corporation, from 2015 to 2019, Mr. Ryan served as the 54th Speaker of the U.S. House of Representatives. He was Chairman of the House Ways and Means Committee from January 2015 to October 2015 and Chairman of the House Budget Committee from 2011 to 2015. Mr. Ryan served as a Member of the U.S. House of Representatives from 1999 to 2019. In 2012, he was selected to serve as former Governor Mitt Romney’s Vice-Presidential nominee. Mr. Ryan currently is Professor of the Practice, Political Science and Economics, at the University of Notre Dame.

Mr. Ryan’s qualifications to serve on our board of directors include his extensive experience as a leader and policy expert, as well as his ability to offer perspectives on strategy and operations in regulated industries.

Richard (Dick) Boyce serves as a member of our board of directors since September 2020. He is a former partner at TPG Capital, one of the largest global investment partnerships, where he founded and led TPG’s Operating Group from 1997 to 2013. He also previously served as Chief Executive Officer of J. Crew Group, Inc. from 1997 to 1999, and as Senior Vice President of PepsiCo, Inc.’s North American Operations from 1994 to 1997. Prior to that, Mr. Boyce was a partner of Bain & Company for over 12 years.

Mr. Boyce has run the office of Schafer Meadows, an organization focused on tech-enabled investing, since 2015. He also currently serves as senior advisor to Solamere and Altamont Capital, roles he has held since 2015 and 2016, respectively. Throughout his career, Mr. Boyce has served on numerous private and public company boards of directors, including the J. Crew Group, Inc., Burger King Corporation, and Del Monte Foods, Inc. Since 2016, he has served on the board of directors of Allbirds, Inc., a footwear manufacturing company, and Spyce Food Co., an innovative tech-enabled restaurant. In addition, he served on the Mitt Romney 2012 National Board and currently serves on the National Council of AEI. For the last five years, Mr. Boyce has been an advisor for The COMMIT Foundation, a Veterans career transition mentoring group. Mr. Boyce holds a B.S.E. from Princeton University and an M.B.A. from the Stanford Graduate School of Business.

Mr. Boyce’s qualifications to serve on our board of directors include his leadership abilities and his experience driving performance improvement in various public and private companies.

Michael M. Calbert serves as a member of our board of director since September 2020. He is a former senior partner with Kohlberg Kravis Roberts & Co. (“KKR”), where he was responsible for the global retail private equity practice. During his 15 years at KKR, Mr. Calbert served on all the firm’s global private equity investment committees and portfolio management committees. Mr. Calbert currently serves on the boards of AutoZone, Inc. (NYSE: AZO) and Vestcom International, Inc., he is the lead director for Brookshire Grocery Company, and he continues to serve as chairman of the board of Dollar General Corporation (NYSE: DG), a company he took private in 2007 while at KKR. Mr. Calbert has served on the board of directors of Toys “R” Us from 2008 to 2015, Academy Sports & Outdoors from 2012 to 2016, Pets at Home Group plc from 2012 to 2015, and U.S. Foods, Inc. from 2008 to 2016.

Prior to KKR, Mr. Calbert was Chief Financial Officer of Randall’s Food Markets, a $2.5 billion revenue retailer based in Texas. While at Randall’s, Michael took the company private through a buyout with KKR. Mr. Calbert has a bachelor’s degree in business from Stephen F. Austin State University and an MBA from University of Houston.

Mr. Calbert’s qualifications to serve on our board of directors include his success in identifying opportunities and fostering growth in the long term, as well as his significant leadership and board of directors experience.

Gisel Ruiz serves as a member of our board director since September 2020. She is a former executive who has served in several roles for various business segments of Walmart Inc., most recently serving as Chief Operating Officer of Sam’s Club from February 2017 to June 2019. In that role, she led the operations, real estate strategy, territory sales, food service operations and club innovation divisions. Prior to serving as Chief Operating Officer of Sam’s Club, Ms. Ruiz led the human resources organization for Walmart International from 2015 to 2017, served as Chief Operating Officer for Walmart U.S. from 2012 to 2015, and served as Chief People Officer of Walmart U.S. from 2010 through 2012. Ms. Ruiz currently serves on the board of directors of Vital Farms, Inc. and Cracker Barrel Old Country Store, Inc. Ms. Ruiz holds a B.S. from Santa Clara University.

Ms. Ruiz’s qualifications to serve on our board of directors include her breadth and depth of experience in management-level roles across the operations and human resources disciplines.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Dick Boyce and Gisel Ruiz, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Alex Dunn and Michael M. Calbert, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Paul Ryan, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office.

Pursuant to registration and stockholder rights agreement dated as of September 15, 2020 between the Company, the Sponsor and certain other security holders named therein, our sponsor, upon and following consummation of an initial partnering transaction, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated certificate of incorporation.

Director Independence

The NYSE rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Paul Ryan, Dick Boyce, Michael M. Calbert and Gisel Ruiz are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We established an audit committee of our board of directors. Dick Boyce, Michael M. Calbert and Gisel Ruiz serves as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Michael M. Calbert serves as the chairman of the audit committee. Our board of directors has determined that Dick Boyce, Michael M. Calbert and Gisel Ruiz are independent under the NYSE listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Michael M. Calbert qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•

reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

The audit committee is a separately designated standing committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Paul Ryan, Dick Boyce, and Gisel Ruiz. Dick Boyce serves as chairman of the compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee comprised entirely of independent directors. Paul Ryan, Dick Boyce, and Gisel Ruiz are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of our corporate governance and nominating committee are Paul Ryan, Michael M. Calbert and Gisel Ruiz, and Paul Ryan serves as chairman of the corporate governance and nominating committee. Under the NYSE listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Paul Ryan, Michael M. Calbert and Gisel Ruiz are independent.

The primary function of the corporate governance and nominating committee include:

•	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

•	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

•	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

•	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

•

overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

•	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

•	considering directors recommended by stockholders; and

•	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Directors

The guidelines for selecting nominees, which are specified in the charter, generally provide that persons to be nominated:

•	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

•	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

•	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

•	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

•

should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

•

should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

Prior to the consummation of our initial public offering, we adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”).

A copy of the Code of Ethics will be provided without charge upon written request to our principal executive offices. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our Company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a partnering transaction opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a partnering transaction opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such partnering transaction opportunity to such entity. Notwithstanding the foregoing, we may pursue an affiliated joint acquisition opportunity with one or more affiliates of Solamere and/or one or more investors in Solamere or one of its affiliates, to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the partnering candidate at the time of our partnering transaction, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our partnering transaction.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation

Alex Dunn	—	—	—

Paul Ryan	Fox Corporation	Media	Director

Dick Boyce	Schafer Meadows Allbirds, Inc. Spyce Food Co.	Early Stage Investing Retail Restaurants	Manager Director Director

Gisel Ruiz	Vital Farms, Inc.	Consumer Food	Director

Michael M. Calbert	AutoZone Vestcom International Brookshire Grocery Company Dollar General	Retail Media Consumer Retail	Director Director Director Director

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a partnering transaction and their other businesses. We do not intend to have any full-time employees prior to the completion of our partnering transaction. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•

Our initial stockholders purchased founder shares prior to our initial public offering and purchased private placement CAPSTM. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our partnering transaction. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our partnering transaction within the prescribed time frame. If we do not complete our partnering transaction within the prescribed time frame, the private placement CAPSTM will expire worthless.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular partnering transaction if the retention or resignation of any such officers and directors was included by a partnering candidate as a condition to any agreement with respect to our partnering transaction

We are not prohibited from pursuing a partnering transaction with a partnering candidate that is affiliated with our sponsor, officers or directors or completing the partnering transaction through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our partnering transaction with a partnering candidate that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or an independent accounting firm, that such partnering transaction is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our partnering transaction. Further, we also pay an affiliate of our sponsor for office space, secretarial, and administrative services provided to members of our management team $20,000 per month.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our partnering transaction to our public stockholders for a vote, our initial stockholders have agreed to vote their founder shares and performance shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after our initial public offering in favor of our partnering transaction.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director, or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in our initial public offering or thereafter (in the event we do not consummate a partnering transaction), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the partnering transaction will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay an affiliate of our sponsor for office space, secretarial, and administrative services provided to members of our management team $20,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partnering candidates and performing due diligence on suitable partnering transactions. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to a partnering transaction will be made from (i) funds held outside the trust account or (ii) interest earned on the trust account and released to us to pay our taxes. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating a partnering transaction. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our partnering transaction.

After the completion of our partnering transaction, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed partnering transaction. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed partnering transaction, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our partnering transaction, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our partnering transaction. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a partnering candidate but we do not believe that the ability of our management to remain with us after the consummation of our partnering transaction will be a determining factor in our decision to proceed with any potential partnering transaction. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 19, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 16,805,600 shares of Class A common stock, and 828,000 shares of Class F common stock outstanding as of March 19, 2021. On all matters to be voted upon, the holders of the Class A common stock and Class F common stock vote together as a single class. The table below does not reflect the 2.5-for-1 forward stock split effected on March 24, 2021 for the Class A common stock and the change of the Class F common stock’s conversation rate into Class A common stock from a one-for-one basis to a one-for-two and one-half basis. In addition, the table below does not include the shares of Class A common stock underlying the private placement warrants because these securities are not exercisable within 60 days of March 19, 2021 and shares of Class B common stock since they convert into shares of Class A common stock on the last day of each fiscal year following consummation of the partnering transaction, depending on a number of factors including, but not limited to, the per price share of Class A common stock.

Name of Beneficial Owners(1)	Class A Common Stock		Class F Common Stock(2)
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
ENPC Holdings, LLC (our sponsor)(3)	245,600	*	806,400	97.3%
Owl Creek Asset Management, L.P.(4)	1,299,992	7.7%	—	—
Apollo Management Holdings GP, LLC(5)	1,054,810	6.2%	—	—
Magnetar Financial LLC(6)	1,105,000	6.5%	—	—
Integrated Core Strategies (US) LLC(7)	1,221,856	7.2%	—	—
Alex Dunn	—	—	—	—
Paul Ryan	—	—	—	—
Richard Boyce	—	—	7,200	*
Michael M. Calbert	—	—	7,200	*
Gisel Ruiz	—	—	7,200	*
All officers and directors as a group (five individuals)	—	—	21,600	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 137 Newbury Street, 7th Floor Boston, MA 02116.
(2)

Class F common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our partnering transaction on a one-for-one basis, subject to adjustment.

(3)

ENPC Holdings, LLC, our sponsor, is the record holder of the shares reported herein. Alex J. Dunn, Taggart M. Romney, Eric F. Scheuermann, and Spencer J. Zwick are the four managers of our sponsor’s board of managers. Any action by our sponsor with respect to our Company or our founder shares, including voting and dispositive decisions, requires at least a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of the managers, none of the managers is deemed to be a beneficial owner of securities held by our sponsor, even those in which such manager holds a pecuniary interest. Accordingly, none of the managers on our sponsor’s board of managers is deemed to have or share beneficial ownership of the shares held by our sponsor. This information is based on the Schedule 13 filed on February 12, 2021 by ENPC Holdings, LLC.

(4)

Based solely on the Schedule 13G/A filed jointly on February 16, 2021 by (i) Owl Creek I, L.P., a Delaware limited partnership (“Owl Creek I”), with respect to the 42,584 shares of common stock directly held by it; (ii) Owl Creek II, L.P., a Delaware limited partnership (“Owl Creek II”), with respect to the 265,248 shares of common stock directly held by it; (iii) Owl Creek Overseas Master Fund, Ltd., an exempted company organized under the laws of the Cayman Islands (“Owl Creek Overseas”), with respect to the 601,476 shares of common stock directly held by it; (iv) Owl Creek SRI Master Fund, Ltd., an exempted company organized under the laws of the Cayman Islands (“Owl Creek SRI”), with respect to the 39,336 shares of common stock directly held by it; (v) Owl Creek Credit Opportunities Master Fund, L.P., an exempted limited partnership organized under the laws of the Cayman Islands (“Owl Creek Credit Fund”), with respect to the 281,080 shares of common stock directly held by it; (vi) Owl Creek Advisors, LLC, a Delaware limited liability company (“Owl Creek Advisors”), the general partner of Owl Creek I, Owl Creek II, and Owl Creek Credit Fund, with respect to the shares of common stock directly held by Owl Creek I, Owl Creek II and Owl Creek Credit Fund; (vii) Owl Creek Asset Management, L.P., a Delaware limited partnership (the “Investment Manager”), the investment manager of Owl Creek I, Owl Creek II, Owl Creek Overseas and Owl Creek Credit Fund, and as a sub-adviser to a pooled investment vehicle (the “Managed Account”), with respect to the shares of common stock directly held by Owl Creek I, Owl Creek II, Owl Creek Overseas, Owl Creek SRI and Owl Creek Credit Fund; and the Managed Account, and (viii) Jeffrey A. Altman, as managing member of the general partner of the Investment Manager, with respect to shares of common stock directly held by Owl Creek I, Owl Creek II, Owl Creek Overseas, Owl Creek SRI, Owl Creek Credit Fund and the Managed Account. The address of principal business office for each is 640 Fifth Avenue, 20th Floor, New York, NY 10019.
(5)

Based solely on the Schedule 13G/A filed jointly on February 12, 2021 by (i) Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”); (ii) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”); (iii) Apollo ST Fund Management LLC (“ST Management”); (iv) Apollo ST Operating LP (“ST Operating”); (v) Apollo ST Capital LLC (“ST Capital”); (vi) ST Management Holdings, LLC (“ST Management Holdings”); (vii) Apollo A-N Credit Fund (Delaware), L.P. (“A-N Credit”); (viii) Apollo A-N Credit Management, LLC (“A-N Credit Management”); (ix) Apollo Credit Management, LLC (“ACM LLC”); (x) Apollo Capital Credit Management, LLC (“ACCM LLC”); (xi) Apollo SA Management, LLC (“SA Management”); (xii) Apollo Capital Management, L.P. (“Capital Management”); (xiii) Apollo Capital Management GP, LLC (“Capital Management GP”); (xiv) Apollo Management Holdings, L.P. (“Management Holdings”); and (xv) Apollo Management Holdings GP, LLC (“Management Holdings GP”). PPF Credit Strategies, Credit Strategies, and A-N Credit, each hold securities of the Company. Credit Strategies is the sole member of PPF Credit Strategies. ST Management serves as the investment manager for Credit Strategies. ST Operating is the sole member of ST Management. The general partner of ST Operating is ST Capital. ST Management Holdings is the sole member of ST Capital. A-N Credit Management serves as the investment manager for A-N Credit. ACM LLC provides investment management services for Franklin K2 Long Short Credit Fund (“Franklin K2”) and FASF Franklin K2 Alternative Strategies Fund (“FASF-Franklin K2”). ACCM LLC is the sole member of ACM LLC. SA Management provides investment management services for Franklin Templeton Investment Funds—Franklin K2 Alternative Strategies Fund (“FTIF-Franklin K2”) and Franklin Templeton Investment Funds—Franklin K2 Long/Short Credit Fund (“FTIF Franklin K2 Long/Short”). Capital Management serves as the sole member of A-N Credit Management, ACCM LLC, and SA Management, the sole member and manager of ST Management Holdings, and provides investment management services for K2 Apollo Liquid Credit Master Fund Ltd. (“K2 Apollo”). Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings. The address of the principal office of each of PPF Credit Strategies and A-N Credit is One Manhattanville Road, Suite 201, Purchase, New York 10577. The address of the principal office of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands. The address of the principal office of each of ST Management, ST Operating, ST Capital, ST Management Holdings, A-N Credit Management, ACM LLC, ACCM LLC, SA Management, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(6)

Based solely on the Schedule 13G filed jointly on February 12, 2021 by (i) Magnetar Financial LLC (“Magnetar Financial”); (ii) Magnetar Capital Partners LP (“Magnetar Capital Partners”); (iii) Supernova Management LLC (“Supernova Management”); and (iv) Alec N. Litowitz (“Mr. Litowitz”). The shares are held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Constellation Fund II, Ltd (“Constellation Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Magnetar Capital Master Fund Ltd, (“Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP, (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”) and Purpose Alternative Credit Fund – T LLC (“Purpose Fund–T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the CAPS held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(7)

Based solely on the Schedule 13G/A filed jointly on January 25, 2021 by (i) Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), beneficial owner of 811,856 shares of the Issuer’s Class A common stock as a result of holding 741,856 shares of the Issuer’s Class A common stock and 70,000 of the Issuer’s CAPS™; (ii) Riverview Group LLC, a Delaware limited liability company (“Riverview Group”), beneficial owner of 200,000 shares of the Issuer’s Class A common stock; and (iii) ICS Opportunities, Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”), beneficial owner of 210,000 shares of the Issuer’s Class A common stock as a result of holding 210,000 of the Issuer’s CAPS™, which together with the shares of the Issuer’s Class A common stock beneficially owned by Integrated Core Strategies and Riverview Group represented 1,221,856 shares of the Issuer’s Class A common stock outstanding. Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. The address of the principal business office of each of Integrated Core Strategies, Riverview Group, ICS Opportunities, Millennium International Management, Millennium Management, Millennium Group Management, and Mr. Englander is 666 Fifth Avenue, New York, New York 10103.

ENPC Holdings, LLC, our sponsor, and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares and Performance Shares

On June 22, 2020, the Sponsor paid for certain offering costs on behalf of us in exchange for (i) 737,789 Class F common stock in exchange for a capital contribution of $ 6,250, or approximately $0.008 per share and (ii) 1,200 shares of Class B common stock (the “Performance Shares”) for a capital contribution of $18,750, or $15.625 per share. On July 17, 2020 and March 24, 2021, we effected a 100:1 and a 2.5:1 forward stock split for each share of Class B common stock, respectively, resulting in an aggregate of 300,000 Performance Shares outstanding. On July 29, 2020, we effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On

September 17, 2020, we effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock split. Of the 828,000 founder shares outstanding, up to 108,000 of the founder shares would be forfeited depending on the extent to which the underwriter’s over-allotment is exercised, so that such founder shares would represent 5% of the outstanding shares issued in the initial public offering. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these 108,000 founder shares were no longer subject to forfeiture. The founder shares are entitled to (together with the Performance Shares) a number of votes representing 20% of our outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction. As of December 31, 2020, after giving effect to the 2.5:1 forward stock split for each share of Class B common stock, which was effective on March 24, 2021, we had an aggregate of 828,000 and 300,000 shares of Class F common stock and Class B common stock, respectively, issued and outstanding.

The Initial Stockholders agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) 180 days after the completion of the Partnering Transaction and (ii) the date on which we completes a liquidation, merger, capital stock exchange or other similar transaction after the Partnering Transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees.

Private Placement CAPS

Substantially concurrently with the closing of the initial public offering, we completed the private sale of 245,600 Private Placement CAPS (614,000 Private Placement CAPS after giving effect to the Stock Split), at a price of $25.00 per Private Placement CAPS ($10.00 per Private Placement CAPS after giving effect to the Stock Split) to the Sponsor, generating gross proceeds to us of approximately $6.1 million.

Each Private Placement CAPS consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $28.75 per share ($11.50 per share after giving effect to the Stock Split). A portion of the proceeds from the sale of the Private Placement CAPS was added to the proceeds from the initial public offering held in the Trust Account. If we do not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

If any of our officers or directors becomes aware of a partnering transaction opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such partnering transaction opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may pursue an affiliated joint acquisition opportunity with one or more affiliates of Solamere and/or one or more investors in Solamere or one of its affiliates, to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the partnering candidate at the time of our partnering transaction, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.

Pursuant to a letter agreement with our sponsor, we have agreed not to enter into a definitive agreement regarding a partnering transaction without the prior written consent of our sponsor.

No compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of a partnering transaction. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partnering candidates and performing due diligence on suitable partnering transactions. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan us up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the initial public offering. This loan was payable without interest upon the completion of the initial public offering. We borrowed $171,000 under the Note. We fully repaid the Note on September 22, 2020.

In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement CAPS at a price of $25.00 per Private Placement CAPS ($10.00 per Private Placement CAPS after giving effect to the Stock Split) at the option of the lender. The Private Placement CAPS would be identical to the Private Placement CAPS issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, we had no outstanding Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and our liquidation, we will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team $20,000 per month. We incurred $80,000 in expenses in connection with such services during the period from June 22, 2020 (inception) through December 31, 2020, as reflected in general and administrative expenses in the accompanying statement of operations. As of December 31, 2020, the Company had approximately $80,000 in accounts payable in connection with such services as reflected in the accompanying balance sheet.

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

Registration and Stockholder Rights

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

Policy for Approval of Related Party Transactions

The audit committee of our board of directors will adopt a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the Company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the Company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

The NYSE rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the Company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). We have four “independent directors” as defined in the NYSE rules and applicable SEC rules prior to completion of our initial public offering. Our board of directors has determined that Paul Ryan, Dick Boyce, Michael M. Calbert and Gisel Ruiz are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from June 22, 2020 (inception) to ended December 31, 2020 and of services rendered in connection with our initial public offering, totaled $86,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from June 22, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from June 22, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from June 22, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements

The financial statements are found in a separate section of this Report starting on pages F-1. See the “Index to Financial Statements” on Page F-1.

(2)	Financial Statement Schedules

There are no financial statement schedules filed as part of this Report, since the required information is included in the financial statements, including the notes thereto, included in “Item 8. Financial Statements and Supplementary Data” or the circumstances requiring inclusion of such schedules are not present.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	First Amendment to Amended and Restated Certificate of Incorporation (3)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Specimen CAPSTM Certificate (1)

4.2	Form of Specimen Class A Common Stock Certificate (1)

4.3	Form of Specimen Warrant Certificate (1)

4.4	Warrant Agreement dated September 15, 2020 between Continental Stock Transfer & Trust Company and the Company (2)

4.5	Amendment No. 1 to Warrant Agreement dated March 24, 2021 between Continental Stock Transfer & Trust Company and the Company (3)

4.6	Description of Registrant’s Securities*

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (2)

10.2	Registration and Stockholder Rights Agreement dated September 15, 2020 between the Company, the Sponsor and certain other security holders named therein (2)

10.3	Private Placement CAPSTM Purchase Agreement dated September 15, 2020 between the Company and the Sponsor (2)

10.4	Administrative Services Agreement dated September 15, 2020 between the Company and the Sponsor (2)

10.5	Letter Agreement between the Company and the Sponsor and each of the Company’s directors and officers (2)

10.6	Form of Indemnity Agreement (1)

10.7	Promissory Note issued to ENPC Holdings, LLC. (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on September 14, 2020.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March, 25, 2021.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021

EXECUTIVE NETWORK PARTNERING CORPORATION

/s/ Alex J. Dunn
Name:	Alex J. Dunn
Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Ryan	Chairman of the Board of Directors	March 31, 2021
Paul Ryan

/s/ Alex J. Dunn	Chief Executive Officer, Chief Financial Officer, and Director	March 31, 2021
Alex J. Dunn	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Richard Boyce	Director	March 31, 2021
Richard Boyce

/s/ Michael M. Calbert	Director	March 31, 2021
Michael M. Calbert

/s/ Gisel Ruiz	Director	March 31, 2021
Gisel Ruiz

EXECUTIVE NETWORK PARTNERING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Executive Network Partnering Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Executive Network Partnering Corporation (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 22, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 22, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2021

EXECUTIVE NETWORK PARTNERING CORPORATION

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$888,097
Prepaid expenses	440,771

Total current assets	1,328,868
Investments held in Trust Account	414,011,571

Total assets	$415,340,439

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$80,044
Accrued expenses	107,000
Franchise tax payable	104,159

Total current liabilities	291,203

Commitments and Contingencies (Note 5)
Class A common stock; 41,004,923 shares subject to possible redemption at $10.00 per share	410,049,230
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,009,077 shares issued and outstanding (excluding 41,004,923 shares subject to possible redemption) (1)	101
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 300,000 shares issued and outstanding (1)	30
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding	83
Additional paid-in capital	5,345,362
Accumulated deficit	(345,570)

Total stockholders’ equity	5,000,006

Total Liabilities and Stockholders’ Equity	$415,340,439

(1)

On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A common stock and Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

EXECUTIVE NETWORK PARTNERING CORPORATION

STATEMENT OF OPERATIONS

For the Period from June 22, 2020 (inception) through December 31, 2020

General and administrative expenses	$252,982
Franchise tax expense	104,159

Loss from operations	(357,141)
Interest earned on investments held in Trust Account	11,571

Loss before income tax benefit	(345,570)
Income tax benefit	—

Net loss	$(345,570)

Weighted average shares outstanding of redeemable Class A common stock (1)	41,400,000

Basic and diluted net income per share, redeemable Class A	$—

Weighted average shares outstanding of nonredeemable Class A, Class B & Class F common stock (1)(2)(3)	2,580,933

Basic and diluted net loss per share, nonredeemable Class A, Class B & Class F	$(0.13)

(1)

On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split (see Note 4).

(2)

On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock issued and outstanding. On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits.

(3)

On July 29, 2020, the Company effected a reverse stock split for all Class F common stock issued and outstanding. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split for all Class F common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits.

The accompanying notes are an integral part of these financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from June 22, 2020 (inception) through December 31, 2020

	Common Stock								Total
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares (1)	Amount	Shares (2)	Amount	Shares (3)	Amount	Capital	Deficit	Equity (Deficit)
Balance - June 22, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	300,000	30	—	—	18,720	—	18,750.00
Issuance of Class F common stock to Sponsor	—	—	—	—	828,000	83	6,167	—	6,250.00
Sale of CAPS in initial public offering, gross	41,400,000	4,140	—	—	—	—	413,995,860	—	414,000,000
Offering costs	—	—	—	—	—	—	(4,770,194)	—	(4,770,194)
Sale of Private Placement CAPS to Sponsor in private placement	614,000	61	—	—	—	—	6,139,939	—	6,140,000
Class A common stock subject to possible redemption	(41,004,923)	(4,100)	—	—	—	—	(410,045,130)	—	(410,049,230)
Net loss	—	—	—	—	—	—	—	(345,570)	(345,570)

Balance - December 31, 2020	1,009,077	$101	300,000	$30	828,000	$83	$5,345,362	$(345,570)	$5,000,006

(1)

On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A common stock, issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

(2)

On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock issued and outstanding. On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits.

(3)

On July 29, 2020, the Company effected a reverse stock split for all Class F common stock issued and outstanding. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split for all Class F common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock splits.

The accompanying notes are an integral part of these financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

STATEMENT OF CASH FLOWS

For the Period from June 22, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(345,570)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	29,287
Interest earned on cash equivalents held in Trust Account	(11,571)
Changes in assets and liabilities:
Prepaid expenses	(440,771)
Accounts payable	80,044
Accrued expenses	22,000
Franchise tax payable	104,159

Net cash used in operating activities	(562,422)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	6,140,000
Repayment of note payable to related party	(171,450)
Offering costs paid	(4,518,031)

Net cash provided by financing activities	415,450,519

Net change in cash	888,097
Cash - beginning of the period	—

Cash - end of the period	$888,097

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$18,750
Offering costs paid in exchange for issuance of Class F common stock to Sponsor	$6,250
Offering costs included in accrued expenses	$85,000
Offering costs paid through note payable	$142,163
Initial value of Class A common stock subject to possible redemption	$410,347,250
Change in initial value of Class A common stock subject to possible redemption	$(298,020)

The accompanying notes are an integral part of these financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Description of Organization, Business Operations and Basis of Presentation

Organization and General

Executive Network Partnering Corporation (the “Company”) is a blank check company incorporated in Delaware on June 22, 2020. The Company was formed for the purpose of identifying a company to partner with, in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with one or more businesses (“Partnering Transaction”). The Company may pursue a Partnering Transaction in any business or industry but expect to focus on a business where the Company believes its strong network, operational background, and aligned economic structure will provide the Company with a competitive advantage. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. The Company’s sponsor is ENPC Holdings, LLC, a Delaware limited liability company (the “Sponsor”).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from June 22, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A common stock and Class B common stock issued and outstanding. All shares of Class A and Class B common stock and associated share amounts presented in these financial statements have been retroactively restated to reflect the stock split.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on September 15, 2020. On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000 of its securities called CAPSTM (“CAPS”) (with respect to the Class A common stock included in the CAPS being offered, the “Public Shares”), which included 5,400,000 CAPS issued as a result of the underwriters’ exercise in full of their over-allotment option, at $10.00 per CAPS, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.

Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 614,000 private placement CAPS (“Private Placement CAPS”), at a price of $10.00 per Private Placement CAPS to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million (Note 4). The CAPS have been retroactively restated to reflect the March 24, 2021, 2.5:1 forward stock split for each share of Class A common stock and warrant.

Trust Account

Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS, $414.0 million ($10.00 per CAPS) of the net proceeds of the sale of the CAPS in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

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

The Company, after signing a definitive agreement for a Partnering Transaction, will either (i) seek stockholder approval of the Partnering Transaction at a meeting called for such purpose in connection with which Public Stockholders may seek to redeem their Public shares, regardless of whether they vote for or against the Partnering Transaction or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Partnering Transaction, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes. As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The decision as to whether the Company will seek stockholder approval of the Partnering Transaction or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Partnering Transaction only if a majority of the voting power of the outstanding shares of common stock voted are voted in favor of the Partnering Transaction. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of the Company’s initial Partnering Transaction. In such case, the Company would not proceed with the redemption of its Public Shares and the related Partnering Transaction, and instead may search for an alternate Partnering Transaction.

The Company will only have 24 months from the closing of the Initial Public Offering, or September 18, 2022 (or 27 months, or December 18, 2022, if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) to complete its initial Partnering Transaction (the “Partnering Period”). If the Company does not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to their pro rata share of the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of such net interest to pay dissolution expenses), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The holders of the founder shares immediately prior to the Initial Public Offering (the “Initial Stockholders”) have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares (as defined in Note 4) and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any founder shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to stockholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the Partnering Transaction within 24 the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

Pursuant to the letter agreement, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars, in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $0.9 million in its operating bank account, working capital of approximately $1.0 million and approximately $12,000 of interest earned in the Trust Account which may be used to pay the Company’s franchise and income tax obligations.

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

NOTE 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020.

Investments Held in the Trust Account

Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS, approximately $414.0 million, was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000, and investments held in Trust Account. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value Measurement

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

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

Fair Value of Financial Instruments

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments in money market funds held in Trust Account are valued using NAV as a practical expedient for fair value under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), and are therefore excluded from the levels of the fair value hierarchy.

Offering Costs

Offering costs consist legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs were charged to additional paid- in capital upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 41,004,923 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Net Loss per Common Share

Net loss per common share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. The Company’s statement of operations include a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net loss per common share, basic and diluted for redeemable Class A common stock is calculated by dividing the interest earned on investments held in the Trust Account of approximately $12,000 for the period from June 22, 2020 (inception) through December 31, 2020 less franchise taxes of approximately $12,000, by the weighted average number of redeemable Class A common stock outstanding. Net loss per share, basic and diluted for the aggregate of nonredeemable Class A common stock, Class B common stock and Class F common stock is calculated by dividing the net loss of approximately $346,000 for the period from June 22, 2020 (inception) through December 31, 2020, less income and franchise tax expense attributable to redeemable Class A common stock, by the weighted average number of aggregate nonredeemable Class A common stock, Class B common stock and Class F common stock outstanding for the period.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – Initial Public Offering

Public CAPS

On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000 CAPS, which included 5,400,000 CAPS issued as a result of the underwriters’ exercise in full of their over-allotment option, at $10.00 per CAPS, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.

Each CAPS consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $11.50 per share, subject to adjustment (see Note 6).

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 5,400,000 additional CAPS to cover any over-allotment, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on September 18, 2020.

The underwriters were entitled to an underwriting discount of $0.01 per CAPS, or approximately $4.1 million in the aggregate, paid upon the closing of the Initial Public Offering.

NOTE 4 – Related Party Transactions

Founder Shares and Performance Shares

On June 22, 2020, the Sponsor paid for certain offering costs on behalf of the Company in exchange for (i) 737,789 Class F common stock (the “Founder Shares”) in exchange for a capital contribution of $ 6,250, or approximately $0.008 per share and (ii) 1,200 shares of Class B common stock (the “Performance Shares”) for a capital contribution of $18,750, or $15.625 per share. On July 17, 2020 and March 24, 2021, the Company effected a 100:1 and a 2.5:1 forward stock split for each share of Class B common stock, respectively, resulting in an aggregate of 300,000 Performance Shares outstanding. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock splits. Of the 828,000 Founder Shares outstanding, up to 108,000 of the Founder Shares would be forfeited depending on the extent to which the underwriter’s over-allotment is exercised, so that such Founder Shares would represent 5% of the outstanding shares issued in the Initial Public Offering. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these 108,000 Founder Shares were no longer subject to forfeiture. The Founder Shares are entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction.

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

Private Placement CAPS

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 614,000 Private Placement CAPS, at a price of $10.00 per Private Placement CAPS to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million.

Each Private Placement CAPS consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement CAPS was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

Related Party Loans

On June 22, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the Initial Public Offering. This loan was payable without interest upon the completion of the Initial Public Offering. The Company borrowed $171,000 under the Note. The Company fully repaid the Note on September 22, 2020.

In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS at a price of $10.00 per private placement CAPS at the option of the lender. The private placement CAPS would be identical to the Private Placement CAPS issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no outstanding Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. The Company incurred $80,000 in expenses in connection with such services during the period from June 22, 2020 (inception) through December 31, 2020, as reflected in general and administrative expenses within the accompanying statement of operations. As of December 31, 2020, the Company had approximately $80,000 in accounts payable in connection with such services as reflected in the accompanying balance sheet.

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

NOTE 5 – Commitments and Contingencies

Registration and Stockholder Rights

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

Partnering Transaction Advisory Engagement Letter

In September 2020, the Company engaged Evercore as a capital markets advisor in connection with the Partnering Transaction, to assist the Company with the potential Partnering Transaction. The Company agreed to pay Evercore for such services upon the consummation of the Partnering Transaction a cash fee in an amount equal to 2.25% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable), which equates to approximately $9.3 million. Pursuant to the terms of the capital markets advisory agreement, no fee will be due if the Company does not complete a Partnering Transaction.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that, while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 6 – Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 42,014,000 shares of Class A common stock outstanding, including 41,004,923 shares of Class A common stock subject to possible conversion that were classified as temporary equity in the accompanying balance sheet.

Class F Common Stock—The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the reverse stock split on July 29, 2020 and the 1 for 1.2 forward stock split on September 17, 2020. As of December 31, 2020, there were 828,000 shares of Class F common stock issued and outstanding.

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of a Partnering Transaction on a 1 for 2.5 basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Partnering Transaction, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as converted basis, 5% of the total number of shares of Class A common stock outstanding after such conversion (including the private placement shares) including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Partnering Transaction, provided that such conversion of Founder Shares will never occur on a less than 1 for 2.5 basis.

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

Class B Common Stock—The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock, resulting in an aggregate of 120,000 shares of Class B common stock outstanding. On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class B common stock, resulting in an aggregate of 300,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. As of December 31, 2020, there were 300,000 shares of Class B common stock issued and outstanding.

Each year following the completion of a Partnering Transaction, 10,000 shares of the Company’s Class B shares will convert into 1,000 shares of Class A common stock. However, if the price of a share of the Company’s Class A common stock exceeds $11.00 for 20 out of any 30 trading days following the completion of the Partnering Transaction, then the number of shares of Class A common stock deliverable (“conversion shares”) will be calculated as the greater of: (1) (a) 20% of the increase in the price of one Class A, year-over-year (but only after the price exceeds the “price threshold” being initially $10.00 and adjusted at the beginning of each year to be equal to the greater of: (i) the price of the Class A common stock for the previous year; and (ii) the price threshold at the end of the previous year) multiplied by (b) the number of shares of Class A common stock outstanding at the close of the Partnering Transaction, excluding those shares of Class A common stock received by the Sponsor through the Class F common stock; and (2) 2,500 shares of Class A common stock. This calculation shall be based on the Company’s fiscal year which may change as a result of the Partnering Transaction. The increase in the price of the Class A common stock, shall be based on the Company’s annual volume weighted average price (“VWAP”) for the Company’s fiscal year provided that with respect to the 12th fiscal year end following the Partnering Transaction the conversion calculation for the remaining 10,000 shares of Class B shares, the calculation shall be the greater of (i) such annual VWAP and (ii) the VWAP of the last 20 trading days of such fiscal year.

The conversion shares will be calculated not only on the increase of the price of one share of Class A common stock but also on any dividends paid on one share of Class A common stock in such year. The price threshold for a particular year will be reduced by the dividends per shares of Class A common stock paid in such year.

Upon a change of control, holders of the Class B shares shall receive the greater of: (a) the value of 6,000,000 shares of Class A common stock at the time of the announcement of the change of control or $60,000,000. Such calculation shall decrease by 1/12 each year.

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

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2020, there are no shares of preferred stock issued or outstanding.

Warrants—No fractional warrants will be issued upon separation of the CAPS and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants will expire five years after the completion of the Partnering Transaction, or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A common stock or equity-linked securities for capital raising purposes in connection with the Partnering Transaction at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Initial Stockholders or its affiliates, without taking into account any shares held by the Initial Stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Partnering Transaction on the date of the consummation of the Partnering Transaction (net of redemptions), and (z) the volume weighted average trading price of the shares of Class A common stock during the 20 trading day period starting on the trading day after the day on which the Company consummates its Partnering Transaction (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 110% of the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

•

if, and only if, the last sales price of shares of the Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before the Company sends the notice of redemption, and

•

if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

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

NOTE 7 – Income Taxes

The Company does not currently have taxable income but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following for the period from June 22, 2020 (inception) through December 31, 2020:

Current
Federal	$(19,444)
State	—
Deferred
Federal	(53,126)
State	—
Change in valuation allowance	72,570

Income tax provision	$—

The Company’s net deferred tax assets are as follows as of December 31, 2020:

Deferred tax assets:
Start-up/Organization costs	$53,126
Net operating loss carryforwards	19,444

Total deferred tax assets	72,570
Valuation allowance	(72,570)

Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Change in Valuation Allowance	(21.0)%

Income Taxes Benefit	0.0%

NOTE 8. Subsequent Events

On March 24, 2021, the Company held a special virtual meeting of stockholders and warrant holders (the “Special Meetings”). Following the Special Meetings, the Company (i) filed an amendment to its Amended and Restated Certificate of Incorporation to authorize the board of directors to effectuate a 2.5-for-1 forward stock split for each of our Class A common stock and Class B common stock and to amend certain terms of the Class B common stock and Class F common stock to account for the forward stock split and (ii) executed an amendment to that certain Warrant Agreement, dated as of September 15, 2020, by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent, to authorize the board of directors to effectuate a 2.5-for-1 forward warrant split of our warrants, and to lower the warrant exercise price and adjust certain mechanics related thereto to account for the forward warrant split. All shares and associated amounts have been retroactively restated to reflect the stock split.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.