Form 10-K/A
period 2020-12-31
Executive Network Partnering Corp
filed 2021-06-01
CIK 1816261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
CAPSTM, each consisting of one share of Class A	ENPC.U	The New York Stock Exchange
common stock, and one-fourth of one redeemable warrant
Class A common stock, par value $0.0001 per share	ENPC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ENPC WS	The New York Stock Exchange

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Executive Network Partnering Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Executive Network Partnering Corporation for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on June 1, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from June 22, 2020 (inception) through December 31, 2020, and the unaudited interim financial statements as of, and for the periods ended, September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued in September 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K/A (this “Report”), or the context otherwise requires, references to:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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

We may pursue a partnering transaction opportunity jointly with our sponsor, Solamere or one or more of its affiliates and/or investors in Solamere or one of its affiliates. Any such parties may co-invest with us in the partnering candidate at the time of our partnering transaction, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our founder shares, issuances or deemed issuances of shares of Class A common stock or equity- linked securities would result in an adjustment to the ratio at which founder shares shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 5% of the sum of the total number of all shares of as-converted Class A common stock currently outstanding (including the private placement shares), plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the partnering transaction, unless the holders of a majority of the then- outstanding founder shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our sponsor nor Solamere, nor any of their respective affiliates, have an obligation to make any such investment, and may compete with us for potential partnering transactions.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A partnering candidate may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such partnering transaction.

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

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our partnering transaction. Up to $1,500,000 of such loans may be convertible into private placement CAPSTM of the post- partnering transaction entity at a price of $10.00 per private placement CAPSTM at the option of the lender (which CAPSTM will immediately split into Class A shares and warrants). The warrants would be identical to the private placement CAPSTM. Prior to the completion of our partnering transaction, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our partnering transaction because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time, that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a recently organized company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction, rather than an operating company, and our operations are limited to searching for prospective partnering candidates to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective partnering candidates. If our plan of distribution complies with Section 281 (b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our partnering transaction on a one-for-two and one-half basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity- linked securities are issued or deemed issued in connection with our partnering transaction, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 5% of the total number of shares of as-converted Class A common stock outstanding after such conversion (including the private placement shares), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the partnering transaction; provided that such conversion of founder shares into shares of Class A common stock will never occur on a less than one-for-two and one-half basis.

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

We may issue additional shares of Class A common stock or shares of preferred stock to complete our partnering transaction or under an employee incentive plan after completion of our partnering transaction. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-two and one-half at the time of our partnering transaction as a result of the anti- dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a partnering transaction and their other businesses. We do not intend to have any full- time employees prior to the completion of our partnering transaction. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our partnering transaction.

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

General Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1 to the Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the September 2020 initial public offering, see “Note 2 — Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Amendment No. 1 to the Annual Report on Form 10-K.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Our warrants are expected to be accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our shares of Class A common stock or may make it more difficult for us to consummate an initial business combination.

We expect to account for our Warrants as a “warrant liability”. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes- Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

In this Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from June 22, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from June 22, 2020 (inception) through September 30, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May     , 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from June 22, 2020 (inception) through December 31, 2020, and our unaudited interim financial statements as of, and for the quarterly periods ended, September 30, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued in September 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

For the period from June 22, 2020 (inception) through December 31, 2020, we had net income of approximately $2.3 million, which consisted of approximately $0.3 million in general and administrative costs, approximately $0.1 million of franchise tax expense, offering costs associated with derivative warrant liabilities of approximately $0.2 million, partially offset by approximately $12,000 of interest income on investments held in Trust Account and approximately $2.8 million gain from changes in fair value of derivative warrant liabilities.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from June 22, 2020 (inception) through September 30, 2020 and from June 22, 2020 (inception) through December 31, 2020, the change in fair value of warrants was a decrease of approximately $1.5 million and decrease of approximately $2.8 million, respectively.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 15,964,778 shares of Class A common stock (39,911,945 shares of Class A common stock after giving effect to the Stock Split) subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Common Share

Net income per share is computed by dividing net income by the weighted-average number of common stock outstanding during the periods. Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of loss per share. Net income per common share, basic and diluted for redeemable Class A common stock is calculated by dividing the interest earned on cash equivalents held in the Trust Account of approximately $12,000 for the period from June 22, 2020 (inception) through December 31, 2020 less franchise taxes of approximately $12,000 by the weighted average number of redeemable Class A common stock outstanding.

Net income per share, basic and diluted for the aggregate of nonredeemable Class A common stock, Class B common stock and Class F common stock is calculated by dividing the net income of approximately $2.6 million for the period from June 22, 2020 (inception) through December 31, 2020, less income and franchise tax expense attributable to redeemable Class A common stock, by the weighted average number of aggregate nonredeemable Class A common stock, Class B common stock and Class F common stock outstanding for the period.

We have not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 10,350,000 warrants to purchase Class A common stock to investors in our Initial Public Offering and issued 153,500 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

Paul Ryan serves as Chairman since September 2020. He has served as a director of Fox Corporation (NASDAQ) since March 2019. Prior to joining Fox Corporation, from 2015 to 2019, Mr. Ryan served as the 54th Speaker of the U.S. House of Representatives. He was Chairman of the House Ways and Means Committee from January 2015 to October 2015 and Chairman of the House Budget Committee from 2011 to 2015. Mr. Ryan served as a Member of the U.S. House of Representatives from 1999 to 2019. In 2012, he was selected to serve as former Governor Mitt Romney’s Vice- Presidential nominee. Mr. Ryan currently is Professor of the Practice, Political Science and Economics, at the University of Notre Dame.

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

Mr. Boyce has run the office of Schafer Meadows, an organization focused on tech-enabled investing, since 2015. He also currently serves as senior advisor to Solamere and Altamont Capital, roles he has held since 2015 and 2016, respectively. Throughout his career, Mr. Boyce has served on numerous private and public company boards of directors, including the J. Crew Group, Inc., Burger King Corporation, and Del Monte Foods, Inc. Since 2016, he has served on the board of directors of Allbirds, Inc., a footwear manufacturing company, and Spyce Food Co., an innovative tech- enabled restaurant. In addition, he served on the Mitt Romney 2012 National Board and currently serves on the National Council of AEI. For the last five years, Mr. Boyce has been an advisor for The COMMIT Foundation, a Veterans career transition mentoring group. Mr. Boyce holds a B.S.E. from Princeton University and an M.B.A. from the Stanford Graduate School of Business.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Alex Dunn	—	—	—

Paul Ryan	Fox Corporation	Media	Director

Dick Boyce	Schafer Meadows	Early Stage Investing	Manager
	Allbirds, Inc.	Retail	Director
	Spyce Food Co.	Restaurants	Director

Gisel Ruiz	Vital Farms, Inc.	Consumer Food	Director

Michael M. Calbert	AutoZone	Retail	Director
	Vestcom International	Media	Director
	Brookshire Grocery Company	Consumer	Director
	Dollar General	Retail	Director

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

	Class A Common Stock		Class F Common Stock(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
ENPC Holdings, LLC (our sponsor)(3)	245,600	*	806,400	97.3%
Owl Creek Asset Management, L.P.(4)	1,299,992	7.7%	—	—
Apollo Management Holdings GP, LLC(5)	1,054,810	6.2%	—	—
Magnetar Financial LLC(6)	1,105,000	6.5%	—	—
Integrated Core Strategies (US) LLC(7)	1,221,856	7.2%	—	—
Alex Dunn	—	—	—	—
Paul Ryan	—	—	—	—
Richard Boyce	—	—	7,200		*
Michael M. Calbert	—	—	7,200		*
Gisel Ruiz	—	—	7,200		*
All officers and directors as a group (five individuals)	—	—	21,600		*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 137 Newbury Street, 7th Floor Boston, MA 02116.
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

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	First Amendment to Amended and Restated Certificate of Incorporation (3)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Specimen CAPSTM Certificate (1)

4.2	Form of Specimen Class A Common Stock Certificate (1)

4.3	Form of Specimen Warrant Certificate (1)

4.4	Warrant Agreement dated September 15, 2020 between Continental Stock Transfer & Trust Company and the Company (2)

4.5	Amendment No. 1 to Warrant Agreement dated March 24, 2021 between Continental Stock Transfer & Trust Company and the Company (3)

4.6	Description of Registrant’s Securities (4)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (2)

10.2	Registration and Stockholder Rights Agreement dated September 15, 2020 between the Company, the Sponsor and certain other security holders named therein (2)

10.3	Private Placement CAPSTM Purchase Agreement dated September 15, 2020 between the Company and the Sponsor (2)

10.4	Administrative Services Agreement dated September 15, 2020 between the Company and the Sponsor (2)

10.5	Letter Agreement between the Company and the Sponsor and each of the Company’s directors and officers (2)

10.6	Form of Indemnity Agreement (1)

10.7	Promissory Note issued to ENPC Holdings, LLC. (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on September 14, 2020.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March, 25, 2021.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

June 1, 2021

EXECUTIVE NETWORK PARTNERING CORPORATION

/s/ Alex J. Dunn
Name:	Alex J. Dunn
Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Ryan	Chairman of the Board of Directors	June 1, 2021
Paul Ryan

/s/ Alex J. Dunn	Chief Executive Officer, Chief Financial Officer, and Director	June 1, 2021
Alex J. Dunn	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Richard Boyce	Director	June 1, 2021
Richard Boyce

/s/ Michael M. Calbert	Director	June 1, 2021
Michael M. Calbert

/s/ Gisel Ruiz	Director	June 1, 2021
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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

June 1, 2021

EXECUTIVE NETWORK PARTNERING CORPORATION

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$888,097
Prepaid expenses	440,771

Total current assets	1,328,868
Investments held in Trust Account	414,011,571

Total assets	$415,340,439

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$80,044
Accrued expenses	107,000
Franchise tax payable	104,159

Total current liabilities	291,203

Derivative warrant liabilities	10,929,780

Total liabilities	11,220,983

Commitments and Contingencies (Note 6)

Class A common stock; 39,911,945 shares subject to possible redemption at $10.00 per share	399,119,450

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,102,055 shares issued and outstanding (excluding 39,911,945 shares subject to possible redemption) (1)	210

Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 300,000 shares issued and outstanding (1)	30

Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding	83
Additional paid-in capital	2,691,433
Retained earnings	2,308,250

Total stockholders’ equity	5,000,006

Total Liabilities and Stockholders’ Equity	$415,340,439

(1)

On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A common stock and Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period from June 22, 2020 (inception) through December 31, 2020

General and administrative expenses	$252,982
Franchise tax expense	104,159

Loss from operations	(357,141)
Interest earned on investments held in Trust Account	11,571
Change in fair value of derivative warrant liabilities	2,835,950
Offering costs associated with derivative warrant liabilities	(182,130)

Income before income tax benefit	2,308,250
Income tax benefit	—

Net income	$2,308,250

Weighted average shares outstanding of redeemable Class A common stock (1)	41,400,000

Basic and diluted net income per share, redeemable Class A	$—

Weighted average shares outstanding of nonredeemable Class A, Class B & Class F common stock (1)(2)(3)	2,580,933

Basic and diluted net income per share, nonredeemable Class A, Class B & Class F	$0.89

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

EXECUTIVE NETWORK PARTNERING CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As Restated – See Note 2

For the Period from June 22, 2020 (inception) through December 31, 2020

	Common Stock								Total
	Class A		Class B		Class F		Additional Paid-In	Retained	Stockholders’
	Shares (1)	Amount	Shares (2)	Amount	Shares (3)	Amount	Capital	earnings	Equity
Balance - June 22, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	300,000	30	—	—	18,720	—	18,750.00
Issuance of Class F common stock to Sponsor	—	—	—	—	828,000	83	6,167	—	6,250.00
Sale of CAPS™ in initial public offering, less allocation to derivative warrant liabilities, net	41,400,000	4,140	—	—	—	—	400,437,360	—	400,441,500
Offering costs	—	—	—	—	—	—	(4,588,064)	—	(4,588,064)
Sale of Private Placement CAPS™ to Sponsor in private placement	614,000	61	—	—	—	—	5,932,709	—	5,932,770
Class A common stock subject to possible redemption	(39,911,945)	(3,991)	—	—	—	—	(399,115,459)	—	(399,119,450)
Net income	—	—	—	—	—	—	—	2,308,250	2,308,250

Balance - December 31, 2020	2,102,055	$210	300,000	$30	828,000	$83	$2,691,433	$2,308,250	$5,000,006

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

EXECUTIVE NETWORK PARTNERING CORPORATION

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period from June 22, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net income	$2,308,250
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	29,287
Interest earned on investments held in Trust Account	(11,571)
Offering costs associated with derivative warrant liabilities	182,130
Change in fair value of derivative warrant liabilities	(2,835,950)
Changes in assets and liabilities:
Prepaid expenses	(440,771)
Accounts payable	80,044
Accrued expenses	22,000
Franchise tax payable	104,159

Net cash used in operating activities	(562,422)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	6,140,000
Repayment of note payable to related party	(171,450)
Offering costs paid	(4,518,031)

Net cash provided by financing activities	415,450,519

Net change in cash	888,097

Cash - beginning of the period	—

Cash - end of the period	$888,097

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$18,750
Offering costs paid in exchange for issuance of Class F common stock to Sponsor	$6,250
Offering costs included in accrued expenses	$85,000
Offering costs paid through note payable	$142,163
Initial value of Class A common stock subject to possible redemption	$396,581,520
Change in initial value of Class A ordinary shares subject to possible redemption	$2,537,930

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

Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 614,000 private placement CAPS (“Private Placement CAPS”), at a price of $10.00 per Private Placement CAPS to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million (Note 5). The CAPS have been retroactively restated to reflect the March 24, 2021, 2.5:1 forward stock split for each share of Class A common stock and warrant.

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

The Company must complete a Partnering Transaction with one or more partner candidate businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Partnering Transaction. However, the Company will only complete a Partnering Transaction if the post- transaction company owns or acquires 50% or more of the voting securities of the partner candidate or otherwise acquires a controlling interest in the partner candidate sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

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

The holders of the founder shares immediately prior to the Initial Public Offering (the “Initial Stockholders”) have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any founder shares (as defined in Note 5) and Public Shares they hold in connection with the completion of the Partnering Transaction, (ii) waive their redemption rights with respect to any founder shares and Public Shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated a Partnering Transaction within the Partnering Period or with respect to any other material provisions relating to stockholders’ rights or pre-Partnering Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the Partnering Transaction within 24 the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).

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

The Company’s liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase Class F and Class B common stock, the loan under the Note of approximately $171,000 (see Note 5) to the Company to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 —Restatement of previously issued financial statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in September 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in September 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued in September 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$415,340,439	$—	$415,340,439

Liabilities and stockholders’ equity
Total current liabilities	$291,203	$—	$291,203
Derivative warrant liabilities	—	10,929,780	10,929,780

Total liabilities	291,203	10,929,780	11,220,983
Class A common stock, $0.0001 par value; shares subject to possible redemption	410,049,230	(10,929,780)	399,119,450
Stockholders’ equity
Preferred stock-$0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	101	109	210
Class B common stock - $0.0001 par value	30	—	30
Class F common stock - $0.0001 par value	83	—	83
Additional paid-in-capital	5,345,362	(2,653,929)	2,691,433
Retained earnings (accumulated deficit)	(345,570)	2,653,820	2,308,250

Total stockholders’ equity	5,000,006	—	5,000,006

Total liabilities and stockholders’ equity	$415,340,439	$—	$415,340,439

	Period From June 22, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(357,141)	$—	$(357,141)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	2,835,950	2,835,950
Financing costs - derivative warrant liabiltiies	—	(182,130)	(182,130)
Interest earned on investments held in Trust Account	11,571	—	11,571

Total other (expense) income	11,571	2,653,820	2,665,391

Net income (loss)	$(345,570)	$2,653,820	$2,308,250

Basic and Diluted weighted-average Class A common stock outstanding	41,400,000		41,400,000

Basic and Diluted net income per Class A common shares	$—		$—

Basic and Diluted weighted-average Class B & Class F common stock outstanding	2,580,933		2,580,933

Basic and Diluted net income (loss) per Class B share & Class F share	$(0.13)		$0.89

	Period From June 22, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net income (loss)	$(345,570)	$2,653,820	$2,308,250
Change in fair value of derivative warrant liabilities	—	(2,835,950)	(2,835,950)
Offering costs associated with derivative warrant liabilities	—	182,130	182,130
Initial value of Class A common stock subject to possible redemption	410,347,250	(13,765,730)	396,581,520
Change in initial value of Class A common stock subject to possible redemption	(298,020)	2,835,950	2,537,930

In addition, the impact to the balance sheet dated September 18, 2020, filed on Form 8-K on September 24, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $13.8 million increase to the derivative warrant liabilities line item at September 18, 2020, a corresponding decrease to the Class A common stock subject to possible redemption mezzanine equity line item, and an increase in accumulated deficit of approximately $182,000 for offering costs associated with the derivative warrant liabilities with a corresponding increase to additional paid-in capital. There is no change to total shareholders’ equity at the reported balance sheet date.

NOTE 3 – Summary of Significant Accounting Policies

Basis of presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has no subsidiaries.

As described in Note 2—Restatement of Previously Issued Financial Statements and Note 12 – Quarterly Financial Information (unaudited), the Company’s financial statements for the period from June 22, 2020 (inception) through December 31, 2020, and for the unaudited interim periods ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020.

Investments Held in the Trust Account

Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS™, approximately $414.0 million, was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet.

Offering Costs

Offering costs consist legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs were charged to additional paid-in capital upon the completion of the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 39,911,945 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 10,350,000 warrants to purchase Class A common stock to investors in the Company’s Initial Public Offering, including the over-allotment, and simultaneously issued 153,5000 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte Carlo simulation model and subsequently been measured based on the listed market price of such warrants. The fair value of the warrants issued in connection with the Private Placement have been estimated using a Black-Scholes Option Pricing model at each measurement date.

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

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company’s statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of loss per share.

Net income per common share, basic and diluted for redeemable Class A common stock is calculated by dividing the interest earned on investments held in the Trust Account of approximately $12,000 for the period from June 22, 2020 (inception) through December 31, 2020 less franchise taxes of approximately $12,000, by the weighted average number of redeemable Class A common stock outstanding. Net income per share, basic and diluted for the aggregate of nonredeemable Class A common stock, Class B common stock and Class F common stock is calculated by dividing the net income of approximately $2.8 million for the period from June 22, 2020 (inception) through December 31, 2020, less income and franchise tax expense attributable to redeemable Class A common stock, by the weighted average number of aggregate nonredeemable Class A common stock, Class B common stock and Class F common stock outstanding for the period.

We have not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 – Initial Public Offering

Public CAPS

On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000 CAPS, which included 5,400,000 CAPS issued as a result of the underwriters’ exercise in full of their over-allotment option, at $10.00 per CAPS, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.

Each CAPS consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $11.50 per share, subject to adjustment (see Note 8).

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

NOTE 5 – Related Party Transactions

Founder Shares and Performance Shares

On June 22, 2020, the Sponsor paid for certain offering costs on behalf of the Company in exchange for (i) 737,789 Class F common stock (the “Founder Shares”) in exchange for a capital contribution of $ 6,250, or approximately $0.008 per share and (ii) 1,200 shares of Class B common stock (the “Performance Shares”) for a capital contribution of $18,750, or $15.625 per share. On July 17, 2020 and March 24, 2021, the Company effected a 100:1 and a 2.5:1 forward stock split for each share of Class B common stock, respectively, resulting in an aggregate of 300,000 Performance Shares outstanding. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock splits. Of the 828,000 Founder Shares outstanding, up to 108,000 of the Founder Shares would be forfeited depending on the extent to which the underwriter’s over- allotment is exercised, so that such Founder Shares would represent 5% of the outstanding shares issued in the Initial Public Offering. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these 108,000 Founder Shares were no longer subject to forfeiture. The Founder Shares are entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction.

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

NOTE 6 – Commitments and Contingencies

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

NOTE 7 – Derivative Warrant Liabilities

As of December 31, 2020, the Company had 10,350,000 Public Warrants and 153,500 Private Warrants outstanding.

No fractional warrants will be issued upon separation of the CAPS and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3 (a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 8 – Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 42,014,000 shares of Class A common stock outstanding, including 39,911,945 shares of Class A common stock subject to possible conversion that were classified as temporary equity in the accompanying balance sheet.

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

The Founder Shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of a Partnering Transaction on a 1 for 2.5 basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Partnering Transaction, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as converted basis, 5% of the total number of shares of Class A common stock outstanding after such conversion (including the private placement shares) including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Partnering Transaction, provided that such conversion of Founder Shares will never occur on a less than 1 for 2.5 basis.

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

NOTE 9 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investmets held in Trust Account - U.S. Treasury Securities	$414,011,571	$—	$—

Liabilities
Derivative warrant liabilities -Public Warrants	$10,764,000	$—	$—
Derivative warrant liabilities -Private Warrants	$—	$—	$165,780

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, upon trading of the Public Warrants in an active market.

The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte Carlo simulation model and subsequently been measured based on the listed market price of such warrants. The fair value of the warrants issued in connection with the Private Placement have been estimated using a Black-Scholes Option Pricing model at each measurement date.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	As of September 18, 2020	As of December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.69	$10.01
Volatility	22.0%	17.0%
Term	5.00	5.00
Risk-free rate	0.46%	0.56%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from June 22, 2020 (inception) through December 31, 2020 is summarized as follows:

Level 3 derivative warrant liabilities at June 22, 2020 (inception)	$—
Issuance of Public and Private Warrants	13,765,730
Transfer of Public Warrants to Level 1	(12,109,500)
Change in fair value of derivative warrant liabilities	(1,490,450)

Level 3 derivative warrant liabilities at December 31, 2020	$165,780

NOTE 10 – Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Change in fair value of warrant liabilities	(25.8)%
Financing costs - derivative warrant liabilities	1.7%
Change in Valuation Allowance	3.1%

Income Taxes Benefit	0.0%

NOTE 11. Subsequent Events

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

Management has evaluated subsequent events to determine if events or transactions occurring through May    , 2021, the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Note 12. Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$415,958,900	$—	$415,958,900

Liabilities, redeemable equity and stockholders’ equity
Total current liabilities	$669,563	$—	$669,563
Derivative warrant liabilities	—	12,296,770	12,296,770

Total liabilities	669,563	12,296,770	12,966,333
Class A common stock, $0.0001 par value; shares subject to possible redemption	410,289,325	(12,296,770)	397,992,555
Stockholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	98	123	221
Class B common stock - $0.0001 par value	30	—	30
Class F common stock - $0.0001 par value	208	—	208
Additional paid-in-capital	5,105,145	(1,286,953)	3,818,192
Retained earnings (accumulated deficit)	(105,469)	1,286,830	1,181,361

Total stockholders’ equity	5,000,012	—	5,000,012

Total liabilities and stockholders’ equity	$415,958,900	$—	$415,958,900

	Period From June 22, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(106,603)	$—	$(106,603)
Other (expense) income:
Change in fair value of warrant liabilities	—	1,468,960	1,468,960
Financing costs - derivative warrant liabilities	—	(182,130)	(182,130)
Interest earned on investments held in Trust Account	1,134	—	1,134

Total other income	1,134	1,286,830	1,287,964

Net income (loss)	$(105,469)	$1,286,830	$1,181,361

Basic and Diluted weighted-average Class A common stock outstanding	42,014,000		42,014,000
Basic and Diluted net income per Class A share	$—		$—
Basic and Diluted weighted-average Class B & Class F common stock outstanding	2,100,000		2,213,782
Basic and Diluted net income (loss) per Class B share & Class F share	$(0.04)		$0.54

	Period From June 22, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net income (loss)	$(105,469)	$1,286,830	$1,181,361
Change in fair value of derivative warrant liabilities	—	(1,468,960)	(1,468,960)
Offering costs associated with derivative warrant liabilities	—	182,130	182,130
Initial value of Class A common stock subject to possible redemption	410,347,250	(13,765,730)	396,581,520
Change in initial value of Class A common stock subject to possible redemption	(57,925)	1,468,965	1,411,040