Form 10-Q
period 2021-03-31
Executive Network Partnering Corp
filed 2021-06-01
CIK 1816261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 26, 2020, 42,014,000 Class A common stock, par value $0.0001, 300,000 Class B common stock, par value $0.0001, were issued and outstanding, and 828,000 Class F common stock, par value $0.0001, were issued and outstanding.

EXECUTIVE NETWORK PARTNERING CORPORATION

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$680,925	$888,097
Prepaid expenses	367,037	440,771

Total current assets	1,047,962	1,328,868
Investments held in Trust Account	414,021,780	414,011,571

Total Assets	$415,069,742	$415,340,439

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$184,419	$80,044
Accrued expenses	121,500	107,000
Franchise tax payable	90,244	104,159

Total current liabilities	396,163	291,203
Warrant liabilities	8,932,580	10,929,780

Total Liabilities	9,328,743	11,220,983

Commitments and Contingencies

Class A common stock; $0.0001 par value; 40,074,099 and 39,911,945 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	400,740,990	399,119,450

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 1,939,901 and 2,102,055 shares issued and outstanding (excluding 40,074,099 and 39,911,945 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively (1)	194	210
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 300,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (1)	30	30
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	83	83
Additional paid-in capital	1,069,909	2,691,433
Retained earnings	3,929,793	2,308,250

Total stockholders’ equity	5,000,009	5,000,006

Total Liabilities and Stockholders’ Equity	$415,069,742	$415,340,439

(1)

On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A common stock and Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021
Operating expenses
General and administrative expenses	$276,551
Administrative fee—related party	60,000
Franchise tax expense	49,315

Total operating expenses	(385,866)
Change in fair value of warrant liabilities	1,997,200
Interest income from investments held in Trust Account	10,209

Net income	$1,621,543

Weighted average shares outstanding of redeemable Class A common stock (1)	41,400,000

Basic and diluted net income per share, redeemable Class A	$—

Weighted average shares outstanding of nonredeemable Class A, Class B & Class F common stock (1)	$2,984,000

Basic and diluted net income per share, nonredeemable Class A, Class B & Class F	$0.54

(1)

On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A common stock and Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock						Additional		Total
	Class A		Class B		Class F		Paid-In	Retained	Stockholders’
	Shares (1)	Amount	Shares (1)	Amount	Shares	Amount	Capital	Earnings	Equity
Balance—December 31, 2020	2,102,055	$210	300,000	$30	828,000	$83	$2,691,433	$2,308,250	$5,000,006

Class A common stock subject to possible redemption	(162,154)	(16)	—	—	—	—	(1,621,524)	—	(1,621,540)
Net income	—	—	—	—	—	—	—	1,621,543	1,621,543

Balance—March 31, 2021 (unaudited)	1,939,901	$194	300,000	$30	828,000	$83	$1,069,909	$3,929,793	$5,000,009

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

EXECUTIVE NETWORK PARTNERING CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net income	$1,621,543
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(1,997,200)
Interest income from investments held in Trust Account	(10,209)
Changes in assets and liabilities:
Prepaid expenses	73,734
Accounts payable	104,375
Accrued expenses	14,500
Franchise tax payable	(13,915)

Net cash used in operating activities	(207,172)

Net change in cash	(207,172)
Cash—beginning of the period	888,097

Cash—end of the period	$680,925

Supplemental disclosure of noncash activities:
Change in initial value of Class A common stock subject to possible redemption	$1,621,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from June 22, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A common stock and Class B common stock issued and outstanding. All shares of Class A and Class B common stock and associated share amounts presented in these financial statements have been retroactively restated to reflect the stock split.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on September 15, 2020. On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000 of its securities called CAPS™ (“CAPS™”) (with respect to the Class A common stock included in the CAPS™ being offered, the “Public Shares”), which included 5,400,000 CAPS™ issued as a result of the underwriters’ exercise in full of their over-allotment option, at $10.00 per CAPS™, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.

Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 614,000 private placement CAPS™ (“Private Placement CAPS™”), at a price of $10.00 per Private Placement CAPS™ to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million (Note 4). The CAPS™ have been retroactively restated to reflect the March 24, 2021, 2.5:1 forward stock split for each share of Class A common stock and warrant.

Trust Account

Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS™, $414.0 million ($10.00 per CAPS) of the net proceeds of the sale of the CAPS™ in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

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

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the common stock included in the CAPS™ being sold in the Initial Public Offering (the “Public Shares”) to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s certificate of incorporation prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).

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

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to the letter agreement, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $681,000 in its operating bank account, working capital of approximately $652,000 and cash equivalents held in the Trust Account of approximately $414.0 million. Interest income on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Through March 31, 2021, the Company has withdrawn approximately $63,000 interest earned on the Trust Account to pay franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay the Company’s expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

The Company’s liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS™ had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase Class F and Class B common stock, the loan under the Note of approximately $171,000 (see Note 3) to the Company to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2—Basic of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, as of December 31, 2020 and for the period from June 22, 2020 (inception) through December 31, 2020 as filed with the SEC on May , 2021, which contains the audited financial statements and notes thereto.

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

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Investments Held in Trust Account

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and cash equivalents held in Trust Account. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the shares of Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 40,074,099 and 39,911,945 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.

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

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than- not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income per Share of Common Stock

Net income per shares of common stock is computed by dividing net income by the weighted-average number of common stock outstanding during the period. The Company’s statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of loss per share.

Net income per share of common stock, basic and diluted for redeemable Class A common stock is calculated by dividing the interest earned on investments held in the Trust Account of approximately $10,000 for the three months ended March 31, 2021 less franchise taxes of approximately $10,000, by the weighted average number of redeemable Class A common stock outstanding. Net income per share, basic and diluted for the aggregate of nonredeemable Class A common stock, Class B common stock and Class F common stock is calculated by dividing the net income of approximately $1.6 million for the three months ended March 31, 2021, less income and franchise tax expense attributable to redeemable Class A common stock, by the weighted average number of aggregate nonredeemable Class A common stock, Class B common stock and Class F common stock outstanding for the period.

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Recent Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3—Initial Public Offering

Public CAPS™

On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000 CAPS™, which included 5,400,000 CAPS™ issued as a result of the underwriters’ exercise in full of their over-allotment option, at $10.00 per CAPS™, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.

Each CAPS™ consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $11.50 per share, subject to adjustment (see Note 7).

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 5,400,000 additional CAPS™ to cover any over-allotment, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on September 18, 2020.

The underwriters were entitled to an underwriting discount of $0.01 per CAPS™, or approximately $4.1 million in the aggregate, paid upon the closing of the Initial Public Offering.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Private Placement CAPS™

Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 614,000 Private Placement CAPS™, at a price of $10.00 per Private Placement CAPS™ to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million.

Each Private Placement CAPS™ consists of one share of Class A common stock and one-quarter of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement CAPS™ was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

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

In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into private placement CAPS™ at a price of $10.00 per private placement CAPS™ at the option of the lender. The private placement CAPS™ would be identical to the Private Placement CAPS™ issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no outstanding Working Capital Loans.

Administrative Services Agreement

Commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. The Company incurred and paid $60,000 in expenses in connection with such services during the three months ended March 31, 2021 as reflected in the accompanying unaudited condensed statement of operations.

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

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Performance Shares, private placement warrants and private placement shares underlying Private Placement CAPS™ and Private Placement CAPS™ that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon exercise of private placement warrants) are entitled to registration rights pursuant to a registration rights agreement, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Partnering Transaction Advisory Engagement Letter

In September 2020, the Company engaged Evercore Group L.L.C. as a capital markets advisor in connection with the Partnering Transaction, to assist the Company with the potential Partnering Transaction. The Company agreed to pay Evercore Group L.L.C. for such services upon the consummation of the Partnering Transaction a cash fee in an amount equal to 2.25% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable), which equates to $8.1 million or approximately $9.3 million if the underwriter’s over-allotment option is exercised in full. Pursuant to the terms of the capital markets advisory agreement, no fee will be due if the Company does not complete a Partnering Transaction.

Note 6 – Derivate Warrant Liabilities

No fractional warrants will be issued upon separation of the CAPS™ and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3 (a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021 and December 31, 2020, there were 10,503,500 warrants outstanding.

Note 7—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 42,014,000 shares of Class A common stock outstanding, including 40,074,099 and 39,911,945 shares of Class A common stock subject to possible conversion respectively, that were classified as temporary equity in the accompanying unaudited condensed balance sheets.

Class F Common Stock— The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the reverse stock split on July 29, 2020 and the 1 for 1.2 forward stock split on September 17, 2020. As of March 31, 2021 and December 31, 2020, there were 828,000 shares of Class F common stock issued and outstanding.

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

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Common Stock— The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock, resulting in an aggregate of 120,000 shares of Class B common stock outstanding. On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class B common stock, resulting in an aggregate of 300,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. As of December 31, 2020, there were 300,000 shares of Class B common stock issued and outstanding.

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

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account—U.S. Treasury Securities	$414,021,780	$—	$—	$414,021,780
Liabilities:
Warrant liabilities—public warrants	8,797,500	—	—	8,797,500
Warrant liabilities—private warrants	—	—	135,080	135,080

Total fair value	$422,819,280	$—	$135,080	$422,954,360

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account—U.S. Treasury Securities	$414,011,571	$—	$—	$414,011,571
Liabilities:
Warrant liabilities—public warrants	10,764,000	—	—	10,764,000
Warrant liabilities—private warrants	—	—	165,780	165,780

Total fair value	$424,775,571	$—	$165,780	$424,941,351

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

The fair value of the warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, beginning in November 2020.

EXECUTIVE NETWORK PARTNERING CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The estimated fair value of the Private Placement Warrants has been determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

March 31, 2021
Exercise price	$11.50
Stock price	$9.72
Term (in years)	5.00
Volatility	15.00%
Risk-free interest rate	1.20%
Dividend yield	—

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2021 is summarized as follows:

Level 3 warrant liabilities at December 31, 2020	$165,780
Change in fair value of warrant liabilities	(30,700)

Level 3 warrant liabilities at March 31, 2021	$135,080

Note 9—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued required potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Our registration statements for our initial public offering (the “Initial Public Offering”) became effective on September 15, 2020. On September 18, 2020, we consummated the Initial Public Offering of 16,560,000 (41,400,000 after giving effect to the Stock Split) CAPS™ (with respect to the Class A common stock included in the CAPS™ being offered, the “Public Shares”), which included 2,160,000 CAPS™ (5,400,000 CAPS™ after giving effect to the Stock Split) issued as a result of the underwriters’ exercise in full of their over-allotment option, at $25.00 per CAPS™ ($10.00 per CAPS™ after giving effect to the Stock Split), generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.

Concurrently with the closing of the Initial Public Offering, we completed the private sale of 245,600 (614,000 after giving effect to the Stock Split) private placement CAPS™ (“Private Placement CAPS™”), at a price of $25.00 per Private Placement CAPS™ ($10.00 per Private Placement CAPS™ after giving effect to the Stock Split) to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million.

Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS™, $414.0 million ($10.00 per CAPS™ after giving effect to the Stock Split) of the net proceeds of the sale of the CAPS™ in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

We have 24 months from the closing of the Initial Public Offering, or September 18, 2022 (or 27 months, or December 18, 2022, if we have executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) to complete its initial Partnering Transaction (the “Partnering Period”). If we do not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), we will (i) cease all operations except for the purpose of winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $25.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $1.6 million, which consisted of approximately $2.0 million gain from change in fair value of warrant liabilities, approximately $10,000 net gain from investments held in Trust Account, offset by $277,000 in general and administrative costs, $60,000 in related party administrative free and approximately $49,000 of franchise tax expense.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $681,000 in our operating bank account, working capital of approximately $652,000 and investments held in the Trust Account of approximately $414.0 million. Interest income on the balance in the Trust Account may be used by us to pay franchise and income tax obligations. Through March 31, 2021, we have withdrawn approximately $63,000 interest earned on the Trust Account to pay franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account to complete the initial Business Combination and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Our liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS™ had been satisfied through a capital contribution of $25,000 from our Sponsor to purchase Class F and Class B common stock, a loan under our note agreement with our Sponsor of approximately $171,000 (the “Note”) to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loans.

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

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. The Company incurred $60,000 in expenses in connection with such services during the three months ended March 31, 2021 as reflected in the accompanying unaudited condensed statement of operations.

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

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 40,074,099 and 39,911,945 shares of Class A common stock subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.

Net Income Per Share of Common Stock

Net income per shares of common stock is computed by dividing net income by the weighted-average number of common stock outstanding during the period. Our statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of loss per share.

Net income per share of common stock, basic and diluted for redeemable Class A common stock is calculated by dividing the interest earned on investments held in the Trust Account of approximately $10,000 for the three months ended March 31, 2021 less franchise taxes of approximately $10,000, by the weighted average number of redeemable Class A common stock outstanding. Net income per share, basic and diluted for the aggregate of nonredeemable Class A common stock, Class B common stock and Class F common stock is calculated by dividing the net income of approximately $1.6 million for the three months ended March 31, 2021, less income and franchise tax expense attributable to redeemable Class A common stock, by the weighted average number of aggregate nonredeemable Class A common stock, Class B common stock and Class F common stock outstanding for the period.

We have not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of our financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 10,350,000 warrants to purchase Class A common stock to investors in our Initial Public Offering, including the over-allotment, and simultaneously issued 153,5000 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte-Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte-Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on May XX, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There are no material changes to the risk factors in our most recent Annual Report on Form 10-K as filed with the SEC on March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000 CAPS™ , including the issuance of 5,400,000 CAPS™ as a result of the underwriters’ exercise in full of their over-allotment option. Each CAPS™ consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-fourth of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share. Evercore Group L.L.C. acted as the sole book-running manager for the offering. The CAPS™ were sold at a price of $10.00 per CAPS™, generating gross proceeds to the Company of $414.0 million. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-248267 and 333-248828). The SEC declared the registration statement effective on September 15, 2020.

Substantially concurrently with the consummation of the Initial Public Offering, the Company completed the private sale of 614,000 CAPS™, at a purchase price of $10.00 per Private Placement CAPS™, to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement CAPS™ are the same as the CAPS™ sold in the Initial Public Offering, except that Private Placement CAPS™ are not transferable, assignable or salable until 30 days after the completion of a Partnering Transaction, subject to certain limited exceptions. Additionally, the warrants underlying the Private Placement CAPS™ are exercisable on a cashless basis and are non-redeemable so long as they are held by the Sponsor or its permitted transferees. Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the Private Placement CAPS™, $414.0 million was placed in the Trust Account.

We paid a total of approximately $4.1 million in underwriting discounts and commissions and approximately $630,000 for other costs and expenses related to the Initial Public Offering.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of June 2021.

EXECUTIVE NETWORK PARTNERING CORPORATION

By:	/s/ Alex Dunn
Name:	Alex Dunn
Title:	(Principal Executive Officer & Principal Financial and Accounting Officer)