Form 10-Q
period 2021-06-30
Executive Network Partnering Corp
filed 2021-08-13
CIK 1816261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
362-9205
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
CAPS ™ , each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	ENPC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	ENPC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $28.75 per share	ENPC WS	The New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of Augu
st
13
, 2
02
1
, 42,014,000 shares of Class A common stock, par value $0.0001, 300,000 shares of Class B common stock, par value $0.0001, were issued and outstanding, and 828,000 shares of Class F common stock, par value $0.0001, were issued and outstanding.

EXECUTIVE NETWORK PARTNERING CORPORATION
Quarterly Report on Form
10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and for the Period from June 22, 2020 (Inception) through June 30, 2020	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and for the Period from June 22, 2020 (Inception) through June 30, 2020	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from June 22, 2020 (Inception) through June 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
EXECUTIVE NETWORK PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$371,039	$888,097
Prepaid expenses	325,730	440,771

Total current assets	696,769	1,328,868
Investments held in Trust Account	414,032,104	414,011,571

Total Assets	$414,728,873	$415,340,439

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$123,174	$80,044
Accrued expenses	156,000	107,000
Franchise tax payable	140,107	104,159

Total current liabilities	419,281	291,203
Warrant liabilities	9,990,605	10,929,780

Total Liabilities	10,409,886	11,220,983
Commitments and Contingencies
Class A common stock; $0.0001 par value; 39,931,898 and 39,911,945 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	399,318,980	399,119,450
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,082,102 and 2,102,055 shares issued and outstanding (excluding 39,931,898 and 39,911,945 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	208	210
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 300,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	30	30
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	83	83
Additional paid-in capital	2,491,905	2,691,433
Retained earnings	2,507,781	2,308,250

Total stockholders’ equity	5,000,007	5,000,006

Total Liabilities and Stockholders’ Equity	$414,728,873	$415,340,439

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period from June 22, 2020 (Inception) through June 30, 2020
Operating expenses
General and administrative expenses	$264,448	$540,999	$7,500
Administrative fee – related party	60,000	120,000	—
Franchise tax expense	49,863	99,178	4,434

Loss from Operations	(374,311)	(760,177)	(11,934)
Change in fair value of warrant liabilities	(1,058,025)	939,175	—
Income from investments held in Trust Account	10,324	20,533	—

Net income (loss)	$(1,422,012)	$199,531	$(11,934)

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	41,400,000	41,400,000	—

Basic and diluted net income per share, redeemable Class A common stock	$—	$—	$—

Weighted average shares outstanding of nonredeemable Class A, Class B and Class F common stock, basic and diluted	2,984,000	2,984,000	2,100,000

Basic and diluted net income (loss) per share, nonredeemable Class A, Class B and Class F common stock	$(0.48)	$0.06	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended June 30, 2021

	Common Stock								Total
	Class A		Class B		Class F		Additional Paid-In	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2020	2,102,055	$210	300,000	$30	828,000	$83	$2,691,433	$2,308,250	$5,000,006
Class A common stock subject to possible redemption	(162,154)	(16)	—	—	—	—	(1,621,524)	—	(1,621,540)
Net income	—	—	—	—	—	—	—	1,621,543	1,621,543

Balance - March 31, 2021 (unaudited)	1,939,901	194	300,000	30	828,000	83	1,069,909	3,929,793	5,000,009
Class A common stock subject to possible redemption	142,201	14	—	—	—	—	1,421,996	—	1,422,010
Net loss	—	—	—	—	—	—	—	(1,422,012)	(1,422,012)

Balance - June 30, 2021 (unaudited)	2,082,102	$208	300,000	$30	828,000	$83	$2,491,905	$2,507,781	$5,000,007

For the Period from June 22, 2020 (Inception) through June 30, 2020

	Common Stock						Total
	Class B		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 22, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	300,000	30	—	—	18,720	—	18,750
Issuance of Class F common stock to Sponsor	—	—	828,000	83	6,167	—	6,250
Net loss	—	—	—	—	—	(11,934)	(11,934)

Balance - June 30, 2020 (unaudited)	300,000	$30	828,000	$83	$24,887	$(11,934)	$13,066

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Six Months Ended	June 22, 2020 (Inception)
	June 30, 2021	through June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$199,531	$(11,934)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(939,175)	—
Interest income from investments held in Trust Account	(20,533)	—
Changes in assets and liabilities:
Prepaid expenses	115,041	—
Accounts payable	43,130	—
Accrued expenses	49,000	7,500
Franchise tax payable	35,948	4,434

Net cash used in operating activities	(517,058)	—

Net change in cash	(517,058)	—
Cash - beginning of the period	888,097	—

Cash - end of the period	$371,039	$—

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$—	$18,750
Offering costs paid in exchange for issuance of Class F common stock to Sponsor	$—	$6,250
Offering costs included in accrued expenses	$—	$176,534
Offering costs included in accounts payable	$—	$8,000
Offering costs paid through note payable	$—	$52,250
Change in fair value of Class A common stock subject to possible redemption	$199,530	$—
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from June 22, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Partnering Transaction. The Company will not generate any operating revenues until after the completion of its initial Partnering Transaction, at the earliest. The Company will generate non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.
On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A common stock and Class B common stock issued and outstanding. All shares of Class A and Class B common stock and associated share amounts presented in these financial statements have been retroactively restated to reflect the stock split.
Financing
The registration statement for the Company’s Initial Public Offering was declared effective on September 15, 2020. On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000 of its securities called CAPS
™
(“CAPS
™
”) (with respect to the Class A common stock included in the CAPS
™
being offered, the “Public Shares”), which included 5,400,000 CAPS
™
issued as a result of the underwriters’ exercise in full of their over-allotment option, at $10.00 per CAPS
™
, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.
Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 614,000 private placement CAPS
™
(“Private Placement CAPS
™
”), at a price of $10.00 per Private Placement CAPS
™
to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million (Note 4). The CAPS
™
have been retroactively restated to reflect the March 24, 2021, 2.5:1 forward stock split for each share of Class A common stock and warrant.
Trust Account
Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS
™
, $414.0 million ($10.00 per CAPS
™
) of the net proceeds of the sale of the CAPS
™
in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.
The Company must complete a Partnering Transaction with one or more partner candidate businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Partnering Transaction. However, the Company will only complete a Partnering Transaction if the post- transaction company owns or acquires 50% or more of the voting securities of the partner candidate or otherwise acquires a controlling interest in the partner candidate sufficient for it not to be required to register as an investment company under the Investment Company Act.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s certificate of incorporation provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of the Partnering Transaction; (ii) the redemption of any of the common stock included in the CAPS
™
being sold in the Initial Public Offering to its holders (the “Public Stockholders”) properly tendered in connection with a stockholder vote to amend certain provisions of the Company’s certificate of incorporation prior to a Partnering Transaction or (iii) the redemption of 100% of the Public Shares if the Company does not complete a Partnering Transaction within the Partnering Period (defined below).
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Pursuant to the letter agreement, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $371,000 in its operating bank account, working capital of approximately $277,000 and cash equivalents held in the Trust Account of approximately $414.0 million. Interest income on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete the initial Partnering Transaction and to pay the Company’s expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Partnering Transaction, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
The Company’s liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS
™
had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase Class F and Class B common stock, the loan under the Note (as defined in Note 4) of approximately $171,000 to the Company to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Partnering Transaction or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or for any future interim periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
as amended, as of December 31, 2020 and for the period from June 22, 2020 (inception) through December 31, 2020 as filed with the SEC on June 1, 2021, which contains the audited financial statements and notes thereto.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and cash equivalents held in Trust Account. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.
Fair Value Measurement
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 39,931,898 and 39,911,945 shares of Class A common stock subject to possible redemption is presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. The Company evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A common stock, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Company issued 10,350,000 warrants to purchase Class A common stock to investors in the Company’s Initial Public Offering, including the over-allotment, and simultaneously issued 153,500 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the listed market price of such warrants at each measurement date when separately listed and traded. The fair value of the warrants issued in connection with the Private Placement have been estimated using a Black-Scholes Option Pricing model at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Share of Common Stock
The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share of Class A common stock subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per share of redeemable Class A common stock, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of redeemable Class A common stock outstanding for the periods. Net loss per shares of nonredeemable Class A, Class B and Class F common stock, basic and diluted, is calculated by dividing the net income (loss), less income attributable to redeemable Class A common stock, by the weighted average number of nonredeemable Class A, Class B and Class F common stock outstanding for the periods.
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would b
e
 anti-dilutive.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:
Reconciliation of Net Income (Loss) per Share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period from June 22, 2020 (Inception) through June 30, 2020
Redeemable Class A common stock
Numerator:

Interest income from investments held in Trust Account	$10,324	$20,533	$—
Less: Company’s portion available to be withdrawn to pay taxes	(10,324)	(20,533)	—
Net income attributable to redeemable Class A common stock	$—	$—	$—
Denominator:
Weighted average shares outstanding of redeemable Class A common stock , basic and diluted	41,400,000	41,400,000	—

Basic and diluted net income per share, redeemable Class A common stock	$—	$—	$—

Nonredeemable Class A, Class B and Class F common stock
Numerator:
Net (loss) income	$(1,422,012)	$199,531	$(11,934)
Less: Net income attributable to redeemable Class A common stock	—	—	—

Net (loss) income attributable to nonredeemable Class A, Class B and Class F common stock	$(1,422,012)	$199,531	$(11,934)
Denominator:
Weighted average shares outstanding of nonredeemable Class A, Class B and Class F common stock, basic and diluted	2,984,000	2,984,000	2,100,000

Basic and diluted net (loss) income per share, nonredeemable Class A, Class B and Class F common stock	$(0.48)	$0.07	$(0.01)

Recent Accounting Pronouncements
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3—Initial Public Offering
Public CAPS
™
On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000 CAPS
™
, which included 5,400,000 CAPS
™
issued as a result of the underwriters’ exercise in full of their over-allotment option, at $10.00 per CAPS
™
, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.
Each CAPS
™
consists of one share of Class A common stock and
one-quarter
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $11.50 per share, subject to adjustment (see Note 7).
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 5,400,000 additional CAPS
™
to cover any over-allotment, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on September 18, 2020.
The underwriters were entitled to an underwriting discount of $0.01 per CAPS
™
, or approximately $4.1 million in the aggregate, paid upon the closing of the Initial Public Offering.
Note 4—Related Party Transactions
Founder Shares and Performance Shares
On June 22, 2020, the Sponsor paid for certain offering costs on behalf of the Company in exchange for (i) 737,789 Class F common stock (the “Founder Shares”) in exchange for a capital contribution of $6,250, or approximately $0.008 per share and (ii) 1,200 shares of Class B common stock (the “Performance Shares”) for a capital contribution of $18,750, or $15.625 per share. On July 17, 2020 and March 24, 2021, the Company effected a 100:1 and a 2.5:1 forward stock split for each share of Class B common stock, respectively, resulting in an aggregate of 300,000 Performance Shares outstanding. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock outstanding. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock splits. Of the 828,000 Founder Shares outstanding, up to 108,000 of the Founder Shares would be forfeited depending on the extent to which the underwriter’s over-allotment is exercised, so that such Founder Shares would represent 5% of the outstanding shares issued in the Initial Public Offering. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these 108,000 Founder Shares were no longer subject to forfeiture. The Founder Shares are entitled to (together with the Performance Shares) a number of votes representing 20% of the Company’s outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction.
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
™
Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 614,000 Private Placement CAPS
™
, at a price of $10.00 per Private Placement CAPS
™
to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million.
Each Private Placement CAPS
™
consists of one share of Class A common stock and
one-quarter
of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement CAPS
™
was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
On June 22, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to this Initial Public Offering. This loan was payable without interest upon the completion of the Initial Public Offering. The Company borrowed approximately $171,000 under the Note. The Company fully repaid the Note on September 22, 2020.
In order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement CAPS
™
at a price of $10.00 per Private Placement CAPS
™
at the option of the lender. The Private Placement CAPS
™
would be identical to the Private Placement CAPS
™
issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no outstanding Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. The Company incurred and paid $60,000 and $120,000 in expenses in connection with such services during the three and six months ended June 30, 2021, as reflected in the accompanying unaudited condensed statements of operations, respectively.
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
Note 5—Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Performance Shares, private placement warrants and private placement shares underlying the Private Placement CAPS
™
and the Private Placement CAPS
™
that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon exercise of private placement warrants) are entitled to registration rights pursuant to a registration rights agreement, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 –Warrants
No fractional warrants will be issued upon separation of the CAPS
™
and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3 (a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
As of June 30, 2021 and December 31, 2020, there were 10,503,500 warrants outstanding.
Note 7—Stockholders’ Equity
Class
 A Common Stock
—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 42,014,000 shares of Class A common stock outstanding, including 39,931,898 and 39,911,945 shares of Class A common stock subject to possible conversion, respectively, that were classified as temporary equity in the accompanying unaudited condensed balance sheets.
Class
 F Common Stock
—The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock outstanding. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the reverse stock split on July 29, 2020 and the 1 for 1.2 forward stock split on September 17, 2020. As of June 30, 2021 and December 31, 2020, there were 828,000 shares of Class F common stock issued and outstanding.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 B Common Stock
—The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock, resulting in an aggregate of 120,000 shares of Class B common stock outstanding. On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class B common stock, resulting in an aggregate of 300,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

As of June 30, 2021 and December 31, 2020, there were 300,000 shares of Class B common stock issued and outstanding.
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
Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Note 8—Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$414,032,104	$—	$—	$414,032,104
Liabilities:
Warrant liabilities - public warrants	9,832,500	—	—	9,832,500
Warrant liabilities - private warrants	—	—	158,105	158,105

Total fair value	$423,864,604	$—	$158,105	$424,022,709

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account - U.S. Treasury Securities	$414,011,571	$—	$—	$414,011,571
Liabilities:
Warrant liabilities - public warrants	10,764,000	—	—	10,764,000
Warrant liabilities - private warrants	—	—	165,780	165,780

Total fair value	$424,775,571	$—	$165,780	$424,941,351

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021.
The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the listed market price of such warrants at each measurement date when separately listed and traded in November 2020. The fair value of the warrants issued in connection with the Private Placement have been estimated using a Black-Scholes Option Pricing model at each measurement date.
The estimated fair value of the Private Placement Warrants has been determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock based on historical volatility of select peer company that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.74	$10.01
Term (in years)	5.00	5.00
Volatility	17.00%	17.00%
Risk-free interest rate	1.00%	0.56%
Dividend yield	0.00%	0.00%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 warrant liabilities at December 31, 2020	$165,780
Change in fair value of warrant liabilities	(30,700)

Level 3 warrant liabilities at March 31, 2021	135,080
Change in fair value of warrant liabilities	23,025

Level 3 warrant liabilities at June 30, 2021	$158,105

Note 9—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the condensed financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible partnering transactions and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
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
Our registration statements for our initial public offering (the “Initial Public Offering”) became effective on September 15, 2020. On September 18, 2020, we consummated the Initial Public Offering of 16,560,000 (41,400,000 after giving effect to the Stock Split) CAPS
™
(with respect to the Class A common stock included in the CAPS
™
being offered, the “Public Shares”), which included 2,160,000 CAPS
™
(5,400,000 CAPS
™
after giving effect to the Stock Split) issued as a result of the underwriters’ exercise in full of their over-allotment option, at $25.00 per CAPS
™
($10.00 per CAPS
™
after giving effect to the Stock Split), generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.
Concurrently with the closing of the Initial Public Offering, we completed the private sale of 245,600 (614,000 after giving effect to the Stock Split) private placement CAPS
™
(“Private Placement CAPS
™
”), at a price of $25.00 per Private Placement CAPS
™
($10.00 per Private Placement CAPS
™
after giving effect to the Stock Split) to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million.
Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS
™
, $414.0 million ($10.00 per CAPS
™
after giving effect to the Stock Split) of the net proceeds of the sale of the CAPS
™
in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.

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
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Partnering Transaction. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Partnering Transaction. We will generate non-operating
income in the form of interest income on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of approximately $1.4 million, which consisted of approximately $264,000 in general and administrative expenses, $60,000 in related party administrative fee, approximately $50,000 of franchise tax expense and approximately $1.1 million loss from change in fair value of warrant liabilities, partially offset by approximately $10,000 of interest income from investments held in Trust Account.
For the six months ended June 30, 2021, we had net income of approximately $200,000, which consisted of approximately $939,000 gain from change in fair value of warrant liabilities and approximately $21,000 interest income from investments held in Trust Account, partially offset by $541,000 in general and administrative costs, $120,000 in related party administrative fee and approximately $99,000 of franchise tax expense.
For the period from June 22, 2020 (inception) through June 30, 2020, we had a net loss of approximately $12,000, which consisted of approximately $8,000 in general and administrative expenses and approximately $4,000 of franchise tax expense.
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $371,000 in our operating bank account, working capital of approximately $277,000 and investments held in the Trust Account of approximately $414.0 million. Interest income on the balance in the Trust Account may be used by us to pay franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account to complete the initial Partnering Transaction and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the initial Partnering Transaction, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Our liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS
™
had been satisfied through a capital contribution of $25,000 from our Sponsor to purchase Class F and Class B common stock, a loan under our note agreement with our Sponsor of approximately $171,000 (the “Note”) to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Partnering Transaction, our officers, directors and initial stockholders may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Partnering Transaction or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Partnering Transaction candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Partnering Transaction.
We continue to evaluate the impact of the
COVID-19
pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. The Company incurred $60,000 and $120,000 in expenses in connection with such services during the three and six months ended June 30, 2021 as reflected in the accompanying unaudited condensed statements of operations, respectively.
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
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 39,931,898 and 39,911,945 shares of Class A common stock subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.
Net Income (Loss) per Share of Common Stock
Our unaudited condensed statements of operations include a presentation of income (loss) per share of Class A common stock subject to redemption in a manner similar to the two-class
method of income (loss) per share. Net income per share of redeemable Class A common stock, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of redeemable Class A common stock outstanding for the periods. Net loss per shares of nonredeemable Class A, Class B and Class F common stock, basic and diluted, is calculated by dividing the net income (loss), less income attributable to redeemable Class A common stock, by the weighted average number of nonredeemable Class A, Class B and Class F common stock outstanding for the periods.

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.
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
at the end of each reporting period.
We issued 10,350,000 warrants to purchase Class A common stock to investors in our Initial Public Offering, including the over-allotment, and simultaneously issued 153,500 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the listed market price of such warrants at each measurement date when separately listed and traded. The fair value of the warrants issued in connection with the Private Placement have been estimated using a Black-Scholes Option Pricing model at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU No.
2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in “Management’s Report on Internal Control over Financial Reporting” included in our Annual Report on Form 10K/A as filed with the SEC on June 1, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified. In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We plan to further improve this process by enhancing access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
There are no material changes to the risk factors in our most recent Annual Report on Form
10-K
and Form
10-K/A
as filed with the SEC on March 31, 2021 and June 1, 2021, respectively.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000 CAPS
™
, including the issuance of 5,400,000 CAPS
™
as a result of the underwriters’ exercise in full of their over-allotment option. Each CAPS
™
consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-fourth
of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share. Evercore Group L.L.C. acted as the sole book-running manager for the offering. The CAPS
™
were sold at a price of $10.00 per CAPS
™
, generating gross proceeds to the Company of $414.0 million. The securities sold in the offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-248267
and
333-248828).
The SEC declared the registration statement effective on September 15, 2020.
Substantially concurrently with the consummation of the Initial Public Offering, the Company completed the private sale of 614,000 CAPS
™
, at a purchase price of $10.00 per Private Placement CAPS
™
, to the Sponsor, generating gross proceeds to the Company of approximately $6.1 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The Private Placement CAPS
™
are the same as the CAPS
™
sold in the Initial Public Offering, except that Private Placement CAPS
™
are not transferable, assignable or salable until 30 days after the completion of a Partnering Transaction, subject to certain limited exceptions. Additionally, the warrants underlying the Private Placement CAPS
™
are exercisable on a cashless basis and are
non-redeemable
so long as they are held by the Sponsor or its permitted transferees. Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the Private Placement CAPS
™
, $414.0 million was placed in the Trust Account.
We paid a total of approximately $4.1 million in underwriting discounts and commissions and approximately $630,000 for other costs and expenses related to the Initial Public Offering.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2021.

EXECUTIVE NETWORK PARTNERING CORPORATION

By:	/s/ Alex Dunn
Name:	Alex Dunn
Title:	(Principal Executive Officer & Principal Financial and Accounting Officer)