Form 10-Q
period 2021-09-30
Executive Network Partnering Corp
filed 2021-11-12
CIK 1816261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

EXECUTIVE NETWORK PARTNERING CORPORATIO
N
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

12
, 2021
,
42,014,000
shares of Class A common stock, par value $0.0001,
300,000
shares of Class B common stock, par value $0.0001, were issued and outstanding, and
828,000
shares of Class F common stock, par value $0.0001, were issued and outstanding.

EXECUTIVE NETWORK PARTNERING CORPORATION
Quarterly Report on Form
10-Q

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements
EXECUTIVE NETWORK PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$188,593	$888,097
Prepaid expenses	290,354	440,771

Total current assets	478,947	1,328,868
Investments held in Trust Account	414,042,541	414,011,571

Total Assets	$414,521,488	$415,340,439

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$237,243	$80,044
Accrued expenses	12,319	107,000
Franchise tax payable	190,518	104,159

Total current liabilities	440,080	291,203
Convertible Note—related party	180,000	—
Warrant liabilities	8,507,835	10,929,780

Total Liabilities	9,127,915	11,220,983
Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value; 41,400,000 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	414,000,000	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 614,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	61	61
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 300,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	30	30
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	83	83
Additional paid-in capital	—	—
Accumulated deficit	(8,606,601)	(9,880,718)

Total stockholders’ deficit	(8,606,427)	(9,880,544)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,521,488	$415,340,439

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period from
	For the Three Months Ended		For the Nine Months Ended	June 22, 2020 (Inception) through September 30, 2020
	September 30, 2021	September 30, 2020	September 30, 2021
Operating expenses
General and administrative expenses	$308,210	$44,807	$849,209	$52,307
Administrative fee—related party	60,000	—	180,000	—
Franchise tax expense	50,411	49,863	149,589	54,296

Loss from Operations	(418,621)	(94,670)	(1,178,798)	(106,603)
Change in fair value of warrant liabilities	1,482,770	1,468,960	2,421,945	1,468,960
Offering costs associated with public and private warrants	—	(182,130)	—	(182,130)
Income from investments held in Trust Account	10,437	1,134	30,970	1,134

Net income	$1,074,586	$1,193,294	$1,274,117	$1,181,361

Weighted average shares outstanding of Class A common stock, basic and diluted	42,014,000	5,936,761	42,014,000	5,407,743

Basic and diluted net income per share, Class A common stock	$0.02	$0.17	$0.03	$0.18

Weighted average shares outstanding of Class B common stock, basic and diluted	300,000	300,000	300,000	300,000

Basic and diluted net income per share, Class B common stock	$0.02	$0.17	$0.03	$0.18

Weighted average shares outstanding of Class F common stock, basic and diluted	828,000	735,261	828,000	733,901

Basic and diluted net income per share, Class F common stock	$0.02	$0.17	$0.03	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2021

	Common Stock								Total
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020	614,000	$61	300,000	$30	828,000	$83	$—	$(9,880,718)	$(9,880,544)
Net income	—	—	—	—	—	—	—	1,621,543	1,621,543

Balance—March 31, 2021 (unaudited)	614,000	61	300,000	30	828,000	83	—	(8,259,175)	(8,259,001)
Net loss	—	—	—	—	—	—	—	(1,422,012)	(1,422,012)

Balance—June 30, 2021 (unaudited)	614,000	61	300,000	30	828,000	83	—	(9,681,187)	(9,681,013)
Net income	—	—	—	—	—	—	—	1,074,586	1,074,586

Balance—September 30, 2021 (unaudited)	614,000	$61	300,000	$30	828,000	$83	$—	$(8,606,601)	$(8,606,427)

For the Three Months Ended September 30, 2020 and the Period from June 22, 2020 (Inception) through
September 30, 2020

	Common Stock								Total
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—June 22, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	300,000	30	—	—	18,720	—	18,750
Issuance of Class F common stock to Sponsor	—	—	—	—	828,000	83	6,167	—	6,250
Net loss	—	—	—	—	—	—	—	(92,756)	(92,756)

Balance—June 30, 2020 (unaudited)	—	—	300,000	30	828,000	83	24,887	(92,756)	(67,756)
Excess cash received over the fair value of the private warrants	614,000	61	—	—	—	—	5,932,709	—	5,932,770
Accretion on Class A common stock subject to possible redemption amount	—	—	—	—	—	—	(5,957,596)	(12,188,968)	(18,146,564)
Net income	—	—	—	—	—	—	—	1,193,294	1,193,294

Balance—September 30, 2020 (unaudited)	614,000	$61	300,000	$30	828,000	$83	$—	$(11,088,430)	$(11,088,256)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
	For the Nine Months Ended	June 22, 2020 (Inception)
	September 30, 2021	through September 30, 2020
Cash Flows from Operating Activities:
Net income	$1,274,117	$1,181,361
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(2,421,945)	(1,468,960)
General and administrative expenses paid by related party under note payable	—	29,287
Offering costs associated with derivative warrant liabilities	—	182,130
Interest income from investments held in Trust Account	(30,970)	(1,134)
Changes in assets and liabilities:
Prepaid expenses	150,417	(16,392)
Accounts payable	157,199	24,130
Accrued expenses	(94,681)	9,536
Franchise tax payable	86,359	54,297

Net cash used in operating activities	(879,504)	(5,745)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(414,000,000)

Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	414,000,000
Proceeds received from private placement	—	6,140,000
Proceeds from Convertible Note—related party	180,000	—
Repayment of note payable to related party	—	(171,450)
Offering costs paid	—	(4,516,431)

Net cash provided by financing activities	180,000	415,452,119

Net change in cash	(699,504)	1,446,374
Cash—beginning of the period	888,097	—

Cash—end of the period	$188,593	$1,446,374

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$—	$18,750
Offering costs paid in exchange for issuance of Class F common stock to Sponsor	$—	$6,250
Offering costs included in accrued expenses	$—	$85,000
Offering costs included in accounts payable	$—	$1,600
Offering costs paid through note payable	$—	$142,163
The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from June 22, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Partnering Transaction. The Company will not generate any operating revenues until after the completion of its initial Partnering Transaction, at the earliest. The Company will generate non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to the letter agreement, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply t
o
 any claims under the Company’s indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
Going Concern Considerations
As of September 30, 2021, the Company
 had approximately $
189,000
in its operating bank account, working capital deficit of approximately
$
39,000
. Interest income on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete the initial Partnering Transaction and to pay the Company’s expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Partnering Transaction, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
The Company’s liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS
™
had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase Class F and Class B common stock, the loan under the Note (as defined in Note 4) of approximately $171,000 to the Company to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021 and December 31, 2020, there were $180,000 and $0 outstanding under the Working Capital Loans, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update
(“ASU”) 2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 18, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or for any future interim periods.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K,
as amended, as of December 31, 2020 and for the period from June 22, 2020 (inception) through December 31, 2020 as filed with the SEC on June 1, 2021, which contains the audited financial statements and notes thereto.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock issued in connection with the Initial Public Offering subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net intangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock issued associated with the Initial Public Offering as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.2 million in additional paid-in
capital and an increase of approximately $12.2 million to accumulated deficit, as well as a reclassification of 1,741,848 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on September
24
, 2020, Form
10-K/A
and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the audited balance sheets as of December 31, 2020, and the unaudited condensed balance sheets as of September 30, 2020, March 31, 2021, and June 30, 2021, is a reclassification of $14.9 million, $16.0 million, $13.2 million and $14.7 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the three classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, all
 classes of shares share pro rata in the income and losses of the Company.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement
s
of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and cash equivalents held in Trust Account. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement CAPS
™
, the Company issued 614,000 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Partnering Transaction, as such are considered non-redeemable
and presented as permanent equity in the Company’s condensed balance sheet. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Net Income per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A common stock, Class B common stock and Class F common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three and nine months ended September 30, 2021, and for the three months ended September 30, 2020 and the period from June 22, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share of common stock for each class of common stock:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2021			September 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Numerator:
Allocation of net income	$1,017,206	$7,263	$50,117	$1,206,082	$8,612	$59,423
Denominator:
Weighted average common stock outstanding, basic and diluted	42,014,000	300,000	828,000	42,014,000	300,000	828,000

Basic and diluted net income per share of common stock	$0.02	$0.02	$0.02	$0.03	$0.03	$0.03

	For the Three Months Ended			For the Period from June 22, 2020 (Inception)
	September 30, 2020			through September 30, 2020
	Class A	Class B	Class F	Class A	Class B	Class F
Numerator:
Allocation of net income	$877,322	$44,334	$271,638	$847,000	$46,989	$287,372
Denominator:
Weighted average common stock outstanding, basic and diluted	5,936,761	300,000	735,261	5,407,743	300,000	733,901

Basic and diluted net income per share of common stock	$0.17	$0.17	$0.17	$0.18	$0.18	$0.18

Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Note
3-Initial
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriters were entitled to an underwriting discount of $0.01 per CAPS
™
, or approximately $4.1 million in the aggregate, paid upon the closing of the Initial Public Offering.
Note
4-Related
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
In order to finance transaction costs in connection with a Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (each a “Working Capital Loan”). Up to
$1.5
million of such Working Capital Loans may be convertible into Private Placement CAPS
™
(“Working Capital CAPS
™
”) at a price of
$10.00
per Working Capital CAPS
™
at the option of the lender. The Working Capital CAPS
™
would be identical to the Private Placement CAPS
™
issued to the Sponsor. Except for the forgoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On September 23, 2021, the Company issued a Working Capital Loan to ENPC Holdings, LLC (“Sponsor”), pursuant to which the Company borrowed
$180,000
for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. The Working Capital Loan does not bear any interest. All unpaid principal under the Working Capital Loan will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Partnering Transaction (such earlier date, the “Maturity Date”). The Sponsor will have the option, at the time of consummation of a Partnering Transaction, to convert any amounts outstanding under the Working Capital Loan into Working Capital CAPS
™
. As of September 30, 2021, the Company had
$180,000
outstanding under the Working Capital Loan. There
was
 no outstanding balance as of December 31, 2020.
Administrative Services Agreement
Commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. The Company incurred and paid $60,000 and $180,000 in expenses in connection with such services during the three and nine months ended September 30, 2021, as reflected in the accompanying unaudited condensed statements of operations, respectively.
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
5-Commitments
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

Note 6 -Warrants
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
The Private Placemen
t
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of September 30, 2021 and December 31, 2020, there were 10,503,500 warrants outstanding.
Note 7 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 42,014,000 Class A common stock outstanding, of which, 41,400,000 were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(13,558,500)
Offering costs allocated to Class A common stock subject t o possible redemption	(4,588,064)
Plus:
Accretion on Class A common stock subject to possible redemption value	18,146,564

Class A common stock subject to possible redemption	$414,000,000

Note
8-Stockholders’
Deficit
Preferred stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company
 is authorized to issue
380,000,000
shares of Class A common stock with a par value of $
0.0001
per share. As of September 30, 2021 and December 31, 2020, there were
42,014,000
shares of Class A common stock issued and outstanding, of which
41,400,000
shares of Class A common stock subject to possible redemption have been classified as temporary equity in the accompanying unaudited condensed balance sheets.
Class
 B Common Stock
-The Company is authorized to issue
1,000,000
shares of Class B common stock with a par value of $
0.0001
per share. On July 17, 2020, the Company effected a
100:1
stock split for each share of Class B common stock, resulting in an aggregate of
120,000
shares of Class B common stock outstanding. On March 24, 2021, the Company effected a
2.5:1
forward stock split for each share of Class B common stock, resulting in an aggregate of
300,000
shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. As of September 30, 2021 and December 31, 2020, there were
300,000
shares of Class B common stock issued and outstanding.
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
The conversion shares will be calculated not only on the increase of the price of one share of Class A common stock but also on any dividends paid on one share of Class A common stock in such year. The price threshold for a particular year will be reduced by the dividends per shares of Class A common stock paid in such year. Upon a change o
f
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 F Common Stock
-The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock outstanding. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the reverse stock split on July 29, 2020 and the 1 for 1.2 forward stock split on September 17, 2020. As of September 30, 2021 and December 31, 2020, there were 828,000 shares of Class F common stock issued and outstanding.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
9-Fair
Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account—U.S. Treasury Securities	$414,042,541	$—	$—	$414,042,541
Liabilities:
Warrant liabilities—public warrants	$8,383,500	$—	$—	$8,383,500
Warrant liabilities—private warrants	$—	$—	$124,335	$124,335

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Investments held in Trust Account—U.S. Treasury Securities	$414,011,571	$—	$—	$414,011,571
Liabilities:
Warrant liabilities—public warrants	$10,764,000	$—	$—	$10,764,000
Warrant liabilities—private warrants	$—	$—	$165,780	$165,780
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2021.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	September 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.82	$10.01
Term (in years)	5.00	5.00
Volatility	16.10%	17.00%
Risk-free interest rate	1.17%	0.56%
Dividend yield	0.00%	0.00%

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021 is summarized as follows:

Level 3 warrant liabilities at December 31, 2020	$165,780
Change in fair value of warrant liabilities	(30,700)

Level 3 warrant liabilities at March 31, 2021	135,080
Change in fair value of warrant liabilities	23,025

Level 3 warrant liabilities at June 30, 2021	158,105
Change in fair value of warrant liabilities	(33,770)

Level 3 warrant liabilities at September 30, 2021	$124,335

Note
10-Subsequent
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
Results of Operations
Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Partnering Transaction. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Partnering Transaction. We will generate non-operating
income in the form of interest income on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had net income of approximately $1.1 million, which consisted of approximately $1.5 million gain from change in fair value of warrant liabilities and approximately $10,000 interest income from investments held in Trust Account, partially offset by $308,000 in general and administrative costs, $180,000 in related party administrative fee and approximately $50,000 of franchise tax expense.
For the three months ended September 30, 2020, we had net income of approximately $1.2 million, which consisted of approximately $1.5 million gain from change in fair value of warrant liabilities and approximately $1,000 interest income from investments held in Trust Account, partially offset by $45,000 in general and administrative costs and approximately $50,000 of franchise tax expense.
For the nine months ended September 30, 2021, we had net income of approximately $1.3 million, which consisted of approximately $2.4 million gain from change in fair value of warrant liabilities and approximately $31,000 interest income from investments held in Trust Account, partially offset by $849,000 in general and administrative costs, $180,000 in related party administrative fee and approximately $150,000 of franchise tax expense.
For the period from June 22, 2020 (inception) through June 30, 2020, we had net income of approximately $1.2 million, which consisted of approximately $1.5 million gain from change in fair value of warrant liabilities and approximately $1,000 interest income from investments held in Trust Account, partially offset by $52,000 in general and administrative costs and approximately $54,000 of franchise tax expense.
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $189,000 in our operating bank account, working capital deficit of approximately $39,000. Interest income on the balance in the Trust Account may be used by us to pay franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account to complete the initial Partnering Transaction and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the initial Partnering Transaction, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Our liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS
™
had been satisfied through a capital contribution of $25,000 from our Sponsor to purchase Class F and Class B common stock, a loan under our note agreement with our Sponsor of approximately $171,000 (the “Note”) to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Partnering Transaction, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021 and December 31, 2020, we had $180,000 and $0 note outstanding under the Working Capital Loans, respectively.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 18, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
We continue to evaluate the impact of the
COVID-19
pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. The Company incurred $60,000 and $180,000 in expenses in connection with such services during the three and nine months ended September 30, 2021 as reflected in the accompanying unaudited condensed statements of operations, respectively.
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
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement CAPS
™
, we issued 614,000 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Partnering Transaction, as such are considered non-redeemable
and presented as permanent equity in our condensed balance sheet. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 41,400,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.

Net Income per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have three classes of shares, which are referred to as Class A common stock, Class B common stock and Class F common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three and nine months ended September 30, 2021, and for the three months ended September 30, 2020 and the period from June 22, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
(“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
There are no material changes to the risk factors in our most recent Annual Report on Form
10-K
and Form
10-K/A
as filed with the SEC on March 31, 2021 and June 1, 2021, respectively.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

10.1*	Promissory Note, dated September 23, 2021, issued by ENPC Holdings, LLC to Executive Network Partnering Corporation.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November 2021.

EXECUTIVE NETWORK PARTNERING CORPORATION

By:	/s/ Alex Dunn
Name:	Alex Dunn
Title:	(Principal Executive Officer & Principal Financial and Accounting Officer)