Form 10-K/A
period 2020-12-31
Executive Network Partnering Corp
filed 2022-01-31
CIK 1816261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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
No
t Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant
to
Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
CAPS TM , each consisting of one share of Class A	ENPC.U	The New York Stock Exchange
common stock, and one-fourth of one redeemable warrant
Class A common stock, par value $0.0001 per share	ENPC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ENPC WS	The New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s CAPS
TM
began trading on The New York Stock Exchange (“NYSE”) on September 16, 2020 and the registrant’s shares of Class A common stock, par value $0.0001 (the “Class A common stock”) and warrants began separate trading on the NYSE on November 6, 2020. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of Class A common stock on December 31, 2020, as reported on the NYSE, was approximately $422,114,400 (based on the closing sales price of the CAPS
TM
on December 31, 2020 of $25.49).
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
2
 to the Annual Report on Form
10-K
to “we,” “us,” the “Company” or “our company” are to Executive Network Partnering Corporation, unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form
10-K/A
amends the Amendment No. 1 to the Annual Report on Form
10-K/A
of Executive Network Partnering Corporation (First Amended Filing), for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).
On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 2021 Form 10-Q”), which included a section within Note 2, Revision to Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on September 18, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by reclassifying all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share of common stock calculation to allocate income and losses shared pro rata among the three classes of common stock. This presentation differs from the previously presented method of earnings per share of common stock, which was similar to the two-class method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Q3 2021 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share of common stock is material quantitatively and it should restate its previously issued financial statements.
Therefore, on December 22, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of September 18, 2020 (the “Post IPO Balance Sheet”), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with SEC on June 1, 2021 (the “2020 Form 10-K/A Amendment No.1), (ii) audited financial statements included in the Company’s 2020 Form 10-K/A Amendment No. 1, (iii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, filed with the SEC on November 16, 2020, (iv) unaudited condensed financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021, reported as revised in the Q3 Form 10-Q, and (iv) a section within footnote 2 to unaudited condensed financial statements and Item 4 included in the Q3 Form 10-Q, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings per share of common stock pro rata among the three classes of common stock and should no longer be relied upon.
As such, the Company is restating in this Form 10-K/A, the Post IPO Balance Sheet and audited financial statements included in the 2020 From 10-K/A Amendment No.1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020. The unaudited condensed financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in Amendment No. 1 to the Form 10-Q for the period ended September 30, 2021.
The restatement did not have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective.
This Amendment No. 2 sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.
The following items have been amended as a result of the restatement:
Part I, Item 1A, Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8, Financial Statements and Supplementary Data
Part II, Item 9A, Controls and Procedures
In accordance with applicable SEC rules, this Amendment No. 2 on Form 10-K/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1 as required by Rule 12b-15.
Except as described above, this Amendment No. 2 does not amend or update any other information contained in the First Amended Filing. This Amendment No. 2 does not purport to reflect any information or events subsequent to the First Amended Filing, except as expressly described herein. Accordingly, this Amendment No. 2 should be read in conjunction with the First Amended Filing, and with our filings with the SEC subsequent to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

•
“permitted withdrawals” are to the withdrawals permitted to be made by us from the trust account to pay taxes including income and franchise taxes and to withdraw up $100,000 in dissolution expenses in the event we do not complete a partnering transaction within
2
4 months (or 27 months, as applicable);

•
“private placement CAPS
TM
” are to the private placement shares and warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any, which private placement CAPS
TM
are identical to the CAPS
TM
sold in our initial public offering, subject to certain limited exceptions as described in this Report;

•	“private placement shares” are to the shares of Class A common stock sold as part of the private placement CAPS TM ;

•
“public shares” are to the shares of our Class
 A common stock sold as part of the CAPS
TM
in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•
“public stockholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of his, her or its status as a “public stockholder” shall only exist with respect to such public shares;

•	“sponsor” are to ENPC Holdings, LLC, a Delaware limited liability company;

•
“warrants” or “public warrants” are to our warrants sold as part of the CAPS
TM
in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and as part of the private placement CAPS
TM
;

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
We also anticipate that the CAPS
TM
structure provides excellent economic alignment with, and hence appeal to, the existing ownership and management teams of potential partnering candidates. The nature of the structure is driven by long-term value creation rather than simply closing a merger transaction. The sponsors of ENPC will derive economics only if the sponsor can drive long-term and sustainable share price appreciation as opposed to typical special purpose acquisition companies where most of the sponsor economics (i) are derived upon deal consummation and for simply closing a transaction or (ii) are restructured at the time of merger with price thresholds which may not be reflective of actual long-term sustainable value creation.
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
Tagg Romney founded Solamere with Eric Scheuermann and Spencer Zwick. Prior to Solamere, Tagg held a number of senior operating and investing roles. He served as Chief Marketing Officer for the Los Angeles Dodgers, Vice President of Onfield Marketing Solutions Private Limited, and Head of Strategic Planning for Reebok International Limited, and Director of Strategic Planning and Finance for Elan Pharmaceuticals Inc. Tagg worked as a management consultant for both McKinsey & Company and The Monitor Group. Tagg was also a successful entrepreneur, founding and selling a sports-related SaaS firm. Tagg earned his B.A. in Economics, magna cum laude
, from Brigham Young University and his M.B.A. from Harvard Business School.

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
Aligned Structure
. We believe that our CAPS
TM
structure provides excellent economic alignment with a company, its management team and most importantly common shareholders.
Long-Term Orientation
. Closing our partnering transaction is important but we are intensely focused on long-term share price performance and the interests of common shareholders post-closing.
Partnership Model
. We are not reliant on finding a company which needs operational improvement, cost cutting or replacing senior management. We are not activist investors. We are not buyout specialists. We are not short-term promoters. We have a long-term partnership mentality and collaborative investment model which is grounded and driven by our belief in fairness and alignment of interests.
Economic Alignment From the Outset
. We believe that it is important to align economic interests at the time of the initial public offering, in order to facilitate an easier and more comfortable dialogue with a high-quality company, the management team, and its existing owners.
Sustainable Value Creation
. We are focused on share price appreciation, which is measured over a long period of time and reflective of actual and sustainable value creation, as opposed to short-term trading price movements or a single price point. We do not believe that economic alignment is necessarily created by restructuring founder shares, at the time of the partnering transaction, based on certain price thresholds, since these price thresholds may not accurately reflect long-term sustainable value creation. In addition, we do not believe that economic alignment is created through the issuance of a warrant, at the time of an initial public offering, which entitles a sponsor to a large number of shares after the share price trades above a certain price threshold for a short period of time, since such threshold is not reflective of actual long-term value creation. These mechanisms which attempt to align interest based on price thresholds also impose a potentially large and visible overhang on the stock which is not necessarily in the best interests of long-term common shareholders.

Optimizing Banker Selection on an Independent Basis
. We are focused on working with management and existing owners, on an independent basis, to optimize for the right banking and research relationships at the time of the partnering transaction as opposed to at the time of the initial public offering and avoiding potentially duplicative transaction costs, which are dilutive to long-term common shareholders, and potential conflicts. We believe that it is more logical to select bankers after selecting our partnering candidate as opposed to at the time of the initial public offering.
Continued Ownership.
We are focused on partnering with management teams who are focused on long-term compounded growth and existing owners who may want to continue ownership in a high quality asset but need to provide liquidity to existing shareholders and/or limited partners. CAPS
TM
provides an ability to transition ownership to the public market, which is deeper and more liquid than the private market, in a disciplined fashion and for existing owners to share in the future upside potential over the long term.
Deep Experience of our Executive Partner Group
: We believe that our ability to leverage the operational experience of the Solamere Executive Partner Group, which is comprised of over 20 former senior operating executives of public and private companies across multiple sectors and industries, provides us with a distinct advantage in being able to source, diligence and add value post-closing of the partnering transaction.
Proprietary Sourcing Channels with Leading Industry, Private Equity, and Venture Capital Relationships
. We believe the capabilities and connections associated with our management team, in combination with those of Solamere and its Executive Partner Group, provides us with a differentiated pipeline of partnering opportunities that would be difficult for other participants in the market to replicate. We expect these sourcing capabilities will be further bolstered by our management team’s, Solamere and our Executive Partner Group’s reputation and deep industry, private equity and venture capital relationships.
Investing Experience
. We believe that our management’s track record of identifying and sourcing transactions in partnership with private equity and venture capital firms positions us well to appropriately evaluate potential partnering candidates and select one that will be well received by the public markets and our shareholders.
Post-Closing Value Add Capabilities and Requirement
. Our management team and sponsor believe that our combined expertise and reputation allows us to drive meaningful value post-closing with the partner company. If our value add is not readily identifiable, then we will choose not to execute that partnering transaction.
Investment Criteria
We have developed the following high level,
non-exclusive
investment criteria that we use to screen for and evaluate partnering candidates. We seek to acquire a business that:
Has an Attractive Financial Profile
. We seek to partner with a business that has long-term positive demand growth outlook, robust profit margin potential and an attractive potential return on capital which is sustainable over time.
Has Prudent Financial Leverage
. We seek to partner with a business where financial leverage is used judiciously and held to prudent levels as a mean of enhancing return on equity. We are focused on growing the business rather than managing the balance sheet. Our capital may be used to optimize the capital structure.

Would Benefit from our Capabilities
. We seek to partner with a business where the collective capabilities of our management and sponsor can be leveraged to tangibly improve the operations and market position of the partnering candidate.
Is Sourced Through our Proprietary Channels
. We aim to leverage our extensive network to source our partnering transaction and do not expect to rely on broadly marketed processes to find a partnering candidate.
Has a Committed and Capable Management Team
. We seek to partner with a professional management team whose interests are aligned with those of our investors and complement the expertise of our management team and sponsor. Where necessary, we may also look to complement and enhance the capabilities of the partnering candidate’s management team by recruiting additional talent through our network of contacts.
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
Effectuating Our Partnering Transaction
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our partnering transaction using cash from the proceeds of our initial public offering and the private placement of the private placement CAPS
TM
, the proceeds of the sale of our shares in connection with our partnering transaction (and pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the partnering candidate, debt issued to bank or other lenders or the owners of the partnering candidate, or a combination of the foregoing. We may seek to complete our partnering transaction with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
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
If we seek stockholder approval, we will complete our partnering transaction only if a majority of the outstanding shares of common stock voted are voted in favor of the partnering transaction. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our partnering transaction. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
have no effect on the approval of our partnering transaction once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares but excluding shares underlying the private placement CAPS
TM
, we would need 15,218,001, or approximately 36.8%, of the 41,400,000 public shares sold in our initial public offering to be voted in favor of a partnering transaction (assuming all outstanding shares are voted) in order to have our partnering transaction approved. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our partnering transaction. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.
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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement CAPS
TM
, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
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

Periodic Reporting and Financial Information
We registered our CAPS
TM
, shares of Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
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
We have encountered and expect to continue to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous partnering candidates we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement CAPS
TM
, our ability to compete with respect to the acquisition of certain partnering candidates that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain partnering candidates. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our partnering transaction in conjunction with a stockholder vote or via a tender offer. Partnering candidates will be aware that this may reduce the resources available to us for our partnering transaction. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a partnering transaction. If we do not complete our partnering transaction, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
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
If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our partnering transaction. Up to $1,500,000 of such loans may be convertible into private placement CAPS
TM
of the post- partnering transaction entity at a price of $10.00 per private placement CAPS
TM
at the option of the lender (which CAPS
TM
will immediately split into Class A shares and warrants). The warrants would be identical to the private placement CAPS
TM
. Prior to the completion of our partnering transaction, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our partnering transaction because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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
We will consider a partnering transaction outside of our management’s areas of expertise if a partnering transaction candidate is presented to us and we determine that such candidate offers an attractive partnering transaction opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular partnering transaction candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our CAPS
TM
will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a partnering transaction candidate.
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
In order to effectuate a partnering transaction, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of partnering transaction, increased redemption thresholds and extended the time to consummate a partnering transaction and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants that vote on such amendment and, solely with respect to any amendment to the terms of the private placement CAPS
TM
or any provision of the warrant agreement with respect to the private placement CAPS
TM
, 50% of the number of the then outstanding private placement CAPS
TM
. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a partnering transaction within 24 months (or 27 months, as applicable) of the closing of our initial public offering or with respect to any other material provisions relating to stockholders’ rights or pre-partnering
transaction activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities, we would register, or seek an exemption from registration for, the affected securities. We may seek to amend our charter or governing instruments or extend the time to consummate a partnering transaction in order to effectuate our partnering transaction.
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

If our initial stockholders purchase any CAPS
TM
any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our shares of Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our partnering transaction, in which case all of the current directors will continue in office until at least the completion of the partnering transaction. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our partnering transaction.
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our initial public offering and the sale of the private placement CAPS
TM
are intended to be used to complete a partnering transaction with a partnering candidate, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our partnering transaction than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of a partnering transaction.
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
Our efforts to identify a prospective partnering transaction candidate will not be limited to a particular industry, sector, or geographic region. While we may pursue a partnering transaction opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify, acquire, and operate a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services. Our amended and restated certificate of incorporation prohibits us from effectuating a partnering transaction solely with another blank check company or similar company with nominal operations. Because we have entered into a definitive agreement with any specific partnering candidate with respect to a partnering transaction, there is no basis to evaluate the possible merits or risks of any particular partnering candidate’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our partnering transaction, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular partnering candidate, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a partnering candidate. We also cannot assure you that an investment in our CAPS
TM
will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a partnering candidate. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the partnering transaction could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the partnering transaction contained an actionable material misstatement or material omission.
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

•	may adversely affect prevailing market prices for our CAPS TM , shares of Class A common stock and/or warrants.
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

We may only be able to complete one partnering transaction with the proceeds of our initial public offering, the sale of the private placement CAPS
TM
, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our initial public offering and the private placement of CAPS
TM
provides us with $414,000,000 that we may use to complete our partnering transaction.

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
Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our sponsor, officers and directors; the registration and shareholder rights agreement among us and our initial stockholders; the private placement CAPS
TM
purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up
provisions with respect to the founder shares, private placement CAPS
TM
and other securities held by our sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our partnering transaction. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our partnering transaction, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our partnering transaction will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such partnering transaction, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our partnering transaction that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up
provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.
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
Although we believe that the net proceeds of our initial public offering and the sale of the private placement CAPS
TM
will be sufficient to allow us to complete our partnering transaction, because we have not yet selected any specific partnering candidate we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement CAPS
TM
prove to be insufficient, either because of the size of our partnering transaction, the depletion of the available net proceeds in search of a partnering candidate, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our partnering transaction or the terms of negotiated transactions to purchase shares in connection with our partnering transaction, we may be required to seek additional financing or to abandon the proposed partnering transaction. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our partnering transaction, we would be compelled to either restructure the transaction or abandon that particular partnering transaction and seek an alternative partnering candidate. If we do not complete our partnering transaction, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our partnering transaction, we may require such financing to fund the operations or growth of the partnering candidate. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the partnering candidate. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our partnering transaction.
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
Our CAPS
TM
, shares of Class A common stock and warrants are currently listed on the NYSE. Although after giving effect to our initial public offering we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our partnering transaction. In order to continue listing our securities on the NYSE prior to our partnering transaction, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum average global market capitalization and a minimum number of holders of our securities. Additionally, in connection with our partnering transaction, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our CAPS
TM
, Class A common stock and warrants are currently listed on the NYSE, our CAPS
TM
, Class A common stock and warrants are covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on The NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
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
If the issuance of the shares of Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of CAPS
TM
will have paid the full CAPS
TM
purchase price solely for the shares of Class A common stock included in the CAPS
TM
.
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
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our shares of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement CAPS
TM
will be redeemable by us for cash so long as they are held by their initial purchasers or their permitted transferees.
Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our partnering transaction.
We issued warrants to purchase 4,140,000 after giving effect to the underwriter’s full exercise of their over-allotment option (10,350,000 after giving effect to the Stock Split) shares of our Class A common stock as part of the CAPS
TM
offered by our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 245,600 private placement CAPS
TM
(614,000 private placement CAPS
TM
after giving effect to the Stock Split), with 61,400 warrants (153,500 warrants after giving effect to the Stock Split) underlying such private placement CAPS
TM
, each exercisable to purchase one share of Class A common stock at $28.75 per share ($11.50 after giving effect to the Stock Split). In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 60,000 private placement CAPS
TM
(150,000 private placement CAPS
TM
after giving effect to the Stock Split), at the price of $25.00 per private placement CAPS
TM
($10.00 per private placement CAPS
TM
after giving effect to the Stock Split), with 15,000 (37,500 warrants after giving effect to the Stock Split) underlying such private placement CAPS
TM
. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a partnering candidate. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partnering candidate.
Because each CAPS
TM
contains
one-fourth
of one warrant and only a whole warrant may be exercised, the CAPS
TM
may be worth less than CAPS
TM
of other special purpose acquisition companies.
Each CAPS
TM
contains
one-fourth
of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the CAPS
TM
, and only whole CAPS
TM
will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder. This is different from other offerings similar to ours whose CAPS
TM
include one common share and one warrant to purchase one whole share. We have established the components of the CAPS
TM
in this way in order to reduce the dilutive effect of the warrants upon completion of a partnering transaction since the warrants will be exercisable in the aggregate for one-fourth
of the number of shares compared to CAPS
TM
that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for partnering candidates. Nevertheless, this CAPS
TM
structure may cause our CAPS
TM
to be worth less than if it included a warrant to purchase one whole share.
The grant of registration rights to our initial stockholders and holders of our private placement CAPS
TM
may make it more difficult to complete our partnering transaction, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the founder shares, the performance shares and the Class A common stock into which such founder shares and performance shares are convertible, holders of our private placement CAPS
TM
and their permitted transferees can demand that we register the shares of Class A common stock and the warrants (and the shares of Class A common stock issuable upon exercise of such warrants) underlying such private placement CAPS
TM
, and holders of private placement CAPS
TM
that may be issued upon conversion of working capital loans may demand that we register the shares of Class A common stock and the warrants (and the shares of Class A common stock issuable upon exercise of such warrants) underlying such private placement CAPS
TM
. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our partnering transaction more costly or difficult to conclude. This is because the stockholders of the partnering candidate may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement CAPS
TM
, holders of our working capital loans or their respective permitted transferees are registered.
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
On June 22, 2020, our sponsor purchased an aggregate of (a) 690,000 (after giving effect to a reverse stock split effected on July 29, 2020 that reduced the outstanding founder shares from 737,789 shares to 690,000 shares) founder shares in exchange for a capital contribution of $6,250, or approximately $0.01 per share and (b) 120,000 performance shares (after giving effect to a
100-for-one
stock split effected July 17, 2020) for a capital contribution of $18,750, or $0.156 per share. In September 2020, our sponsor transferred 6,000 founder shares and 1,200 performance shares to each of Mr. Boyce, Mr. Calbert and Ms. Ruiz. Prior to the initial investment in the Company of an aggregate of $25,000 by the sponsor, the Company had no assets, tangible or intangible. On September 17, 2020, we effected a 1 for 1.2 forward stock split of the founder shares that increased the outstanding founder shares from 690,000 shares to 828,000 shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that the total size of our initial public offering would be a maximum of 16,560,000 CAPS
TM
, and therefore that such founder shares would represent 5% of the outstanding shares of Class A common stock (not including the private placement shares) issued in our initial public offering. Up to 108,000 of our sponsor’s founder shares will be forfeited depending on the extent to which the underwriter’s over-allotment is exercised. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these 108,000 founder shares were no longer subject to forfeiture. The founder shares will be worthless if we do not complete a partnering transaction. On March 24, 2021, we effected a
2.5-for-1
forward stock split of the performance shares that increased the outstanding performance shares from 120,000 shares to 300,000 shares. In addition, our sponsor purchased an aggregate of 245,600 private placement CAPS
T
M
(614,000 after giving effect to the Stock Split) or $25.00 per private placement CAPS
TM
. The 61,400 (153,500 after giving effect to the Stock Split) warrants underlying such private placement CAPS
TM
will also be worthless if we do not complete our partnering transaction. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partnering transaction, completing a partnering transaction and influencing the operation of the business following the partnering transaction. This risk may become more acute as the
24-month
anniversary of the closing of our initial public offering nears, which is the deadline for our completion of a partnering transaction.
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
As described in Amendment No. 1, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in
capital, accumulated deficit and related financial disclosures for the affected periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the Warrants we issued in connection with the September 2020 initial public offering, see “Note 2 — Restatement of Previously Issued Financial Statements” to the consolidated financial statements accompanying Amendment No. 1.
As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares and the calculation of earnings per share. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of our redeemable Class A common stock subject to possible redemption was classified as permanent equity to maintain stockholders’ equity greater than $5.0 million on the basis that the Company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the charter. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A common stock subject to possible redemption, the Company’s management has determined that the Class A common stock include certain provisions that require classification of all of the redeemable Class A common stock as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A common stock subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as “Part II, Item 9A: Controls and Procedures” included in this Annual Report.
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
Our CAPS
TM
, shares of Class A common stock and warrants are each traded on the NYSE under the symbol “ENPC.U,” “ENPC” and “ENPC WS” respectively. Our CAPS
TM
commenced public trading on September 16, 2020. Our shares of Class A common stock and warrants began separate trading on November 6, 2020.

(b)	Holders
As of March 29, 2021, there were two holders of record for our CAPS
TM
, two holder of record for our shares of Class A common stock, four holder of our shares of Class B common stock, and four holder of our shares of Class F common stock.

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

( d)	Securities Authorized for Issuance Under Equity Compensation Plans
None.

(e)	Performance Graph
Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
On September 18, 2020, the Company consummated its initial public offering of 16,560,000 CAPS
TM
(41,400,000 CAPS
TM
after giving effect to the Stock Split), including the issuance of 2,160,000 CAPS
TM
(5,400,000 CAPS
TM
after giving effect to the Stock Split) as a result of the underwriters’ exercise in full of their over-allotment option. Each CAPS
TM
consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-fourth
of one redeemable warrant of the Company, each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $28.75 per share ($11.50 per share after giving effect to the Stock Split). Evercore Group L.L.C. acted as the sole book-running manager for our initial public offering. The CAPS
TM
were sold at a price of $25.00 per CAPS
TM
($10.00 per CAPS
TM
after giving effect to the Stock Split), generating gross proceeds to the Company of $414,000,000. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form
S-1
(No.
333-248267
and
333-248828).
The SEC declared the registration statement effective on September 15, 2020.

Substantially concurrently with the consummation of the initial public offering, the Company completed the private sale of 245,600 CAPS
TM
(614,000 CAPS
TM
after giving effect to the Stock Split) at a purchase price of $25.00 per private placement CAPS
TM
($10.00 per private placement CAPS
TM
after giving effect to the Stock Split), to the sponsor, generating gross proceeds to the Company of approximately $6.1 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
The private placement CAPS
TM
are the same as the CAPS
TM
sold in the initial public offering, except that private placement CAPS
TM
are not transferable, assignable or salable until 30 days after the completion of a Partnering Transaction, subject to certain limited exceptions. Additionally, the warrants underlying the private placement CAPS
TM
are exercisable on a cashless basis and are
non-redeemable
so long as they are held by the Sponsor or its permitted transferees.
Use of Proceeds
Of the gross proceeds received from the initial public offering, the full exercise of the over-allotment option and the private placement CAPS
TM
, $414,000,000 was placed in the trust account.
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
In this Amendment No. 2 to the Annual Report on Form
10-K/A
of the Company for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from June 22, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from June 22, 2020 (inception) through September 30, 2020.
In preparation of our unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, we concluded it should restate its financial statements to classify all redeemable Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of us require common stock subject to redemption to be classified outside of permanent equity. We had previously classified a portion of our redeemable Class A common stock in permanent equity, or total stockholders’ equity. Although we did not specify a maximum redemption threshold, its Amended and Restated Memorandum and Articles of Association currently provides that we will not redeem our public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, we did not consider redeemable shares classified as temporary equity as part of net tangible assets. We revised this interpretation to include temporary equity in net tangible assets.
Additionally, on April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.
As a result of the foregoing, the Audit Committee of the Company, in consultation with its management, concluded that our previously issued Financial Statements for the periods beginning with the period from June 22, 2020 (inception) through December 31, 2020, and our unaudited interim financial statements as of, and for the quarterly periods ended, September 30, 2020 should be restated because of a misapplication in the guidance around accounting for the Class A common stock subject to possible redemption and the Warrants and should no longer be relied upon.

The identified errors had no effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Amendment No. 2 to the Annual Report on Form
10-K/A.
We have not amended our previously filed Quarterly Report on Form
10-Q
for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
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

Our registration statements for our initial public offering (the “Initial Public Offering”) became effective on September 15, 2020. On September 18, 2020, we consummated the Initial Public Offering of 16,560,000 (41,400,000 after giving effect to the Stock Split) CAPS
TM
(with respect to the Class A common stock included in the CAPS
TM
being offered, the “Public Shares”), which included 2,160,000 CAPS
TM
(5,400,000 CAPS
TM
after giving effect to the Stock Split) issued as a result of the underwriters’ exercise in full of their over-allotment option, at $25.00 per CAPS
TM
($10.00 per CAPS
TM
after giving effect to the Stock Split), generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.
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
Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS, $414.0 million ($10.00 per CAPS
TM
after giving effect to the Stock Split) of the net proceeds of the sale of the CAPS
TM
in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.
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
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 41,400,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have three classes of shares, which are referred to as Class A common stock, Class B common stock and Class F common stock. Income and losses are shared pro rata among the three classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the period from June 22, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form
10-K/A
had not yet been identified.
Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on September 18, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Amendment No. 1 to the Form 10- K/A as filed with the SEC on June 1, 2021. In addition, our management has concluded that our control around the interpretation and accounting for certain complex features of the Class A common stock shares issued by the Company and related EPS calculation were not effectively designed or maintained resulting in the misclassification of Class A common stock as permanent equity instead of temporary equity and changes to the Company’s net income (loss) per share calculations that have been restated within this Form 10-K/A filing.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

•
Our initial stockholders purchased founder shares prior to our initial public offering and purchased private placement CAPS
TM
. Our initial stockholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our partnering transaction. The other members of our management team have entered into agreements similar to the one entered into by our initial stockholders with respect to any public shares acquired by them in or after our initial public offering. Additionally, our initial stockholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our partnering transaction within the prescribed time frame. If we do not complete our partnering transaction within the prescribed time frame, the private placement CAPS
TM
will expire worthless.

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

	Class A Common Stock		Class F Common Stock (2)
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
ENPC Holdings, LLC (our sponsor) (3)	245,600	*	806,400	97.3%
Owl Creek Asset Management, L.P. (4)	1,299,992	7.7%	—	—
Apollo Management Holdings GP, LLC (5)	1,054,810	6.2%	—	—
Magnetar Financial LLC (6)	1,105,000	6.5%	—	—
Integrated Core Strategies (US) LLC (7)	1,221,856	7.2%	—	—
Alex Dunn	—	—	—	—
Paul Ryan	—	—	—	—
Richard Boyce	—	—	7,200		*
Michael M. Calbert	—	—	7,200		*
Gisel Ruiz	—	—	7,200		*
All officers and directors as a group (five individuals)	—	—	21,600		*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 137 Newbury Street, 7th Floor Boston, MA 02116.
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

(6)
Based solely on the Schedule 13G filed jointly on February 12, 2021 by (i) Magnetar Financial LLC (“Magnetar Financial”); (ii) Magnetar Capital Partners LP (“Magnetar Capital Partners”); (iii) Supernova Management LLC (“Supernova Management”); and (iv) Alec N. Litowitz (“Mr. Litowitz”). The shares are held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Constellation Fund II, Ltd (“Constellation Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Magnetar Capital Master Fund Ltd, (“Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP, (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”) and Purpose Alternative Credit Fund – T LLC (“Purpose Fund–T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the CAPS held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13
th
Floor, Evanston, Illinois 60201.
(7)
Based solely on the Schedule 13G/A filed jointly on January 25, 2021 by (i) Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), beneficial owner of 811,856 shares of the Issuer’s Class A common stock as a result of holding 741,856 shares of the Issuer’s Class A common stock and 70,000 of the Issuer’s CAPS
™
; (ii) Riverview Group LLC, a Delaware limited liability company (“Riverview Group”), beneficial owner of 200,000 shares of the Issuer’s Class A common stock; and (iii) ICS Opportunities, Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”), beneficial owner of 210,000 shares of the Issuer’s Class A common stock as a result of holding 210,000 of the Issuer’s CAPS
™
, which together with the shares of the Issuer’s Class A common stock beneficially owned by Integrated Core Strategies and Riverview Group represented 1,221,856 shares of the Issuer’s Class A common stock outstanding. Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. The address of the principal business office of each of Integrated Core Strategies, Riverview Group, ICS Opportunities, Millennium International Management, Millennium Management, Millennium Group Management, and Mr. Englander is 666 Fifth Avenue, New York, New York 10103.

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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from June 22, 2020 (inception) to ended December 31, 2020 and of services rendered in connection with our initial public offering, totaled $86,000.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from June 22, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from June 22, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.
All Other Fees
. All other fees consist of fees billed for all other services. During the period from June 22, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.
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
January 31, 2022

EXECUTIVE NETWORK PARTNERING CORPORATION

/s/ Alex J. Dunn
Name:	Alex J. Dunn
Title:	Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Ryan	Chairman of the Board of Directors	January 31, 2022
Paul Ryan

/s/ Alex J. Dunn	Chief Executive Officer, Chief Financial Officer, and Director	January 31, 2022
Alex J. Dunn	( Principal Executive Officer, Principal Financial and Accounting Officer )

/s/ Richard Boyce	Director	January 31, 2022
Richard Boyce

/s/ Michael M. Calbert	Director	January 31, 2022
Michael M. Calbert

/s/ Gisel Ruiz	Director	January 31, 2022
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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a partnering transaction by September 18, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
June 1, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is January 31, 2022

EXECUTIVE NETWORK PARTNERING CORPORATION
BALANCE SHEET
As Restated – See Note 2
December 31, 2020

December 31, 2020
Assets:
Current assets:
Cash	$888,097
Prepaid expenses	440,771

Total current assets	1,328,868
Investments held in Trust Account	414,011,571
Total Assets	$415,340,439

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$80,044
Accrued expenses	107,000
Franchise tax payable	104,159

Total current liabilities	291,203
Derivative warrant liabilities	10,929,780

Total Liabilities	11,220,983

Commitments and Contingencies

Class A common stock subject to possible redemption; $0.0001 par value; 41,400,000 s hares issued and outstanding a t $10.00 per share redemption value	414,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 614,000 shares issued and outstanding (1)	61

Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 300,000 shares issued and outstanding (1)	30

Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding	83
Additional paid-in capital	—
Accumulated deficit	(9,880,718)

Total stockholders’ deficit	(9,880,544)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$415,340,439

(1)
On March 24, 2021, the Company effected a
2.5:1
forward stock split for each share of Class A common stock and Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
STATEMENT OF OPERATIONS
As Restated – See Note 2
For the Period from June 22, 2020 (inception) through December 31, 2020

For the Period from June 22, 2020 (Inception) through December 31, 2020
Operating expenses
General and administrative expenses	$172,982
Administrative fee - related party	80,000
Franchise tax expense	104,159

Loss from Operations	(357,141)
Change in fair value of warrant liabilities	2,835,950
Offering costs associated with public and private warrants	(182,130)
Income from investments held in Trust Account	11,571

Net income	$2,308,250

Weighted average shares outstanding of Class A common stock, basic and diluted (1)	22,857,358

Basic and diluted net income per share, Class A common stock	$0.10

Weighted average shares outstanding of Class B common stock, basic and diluted (2)	300,000

Basic and diluted net income per share, Class B common stock	$0.10

Weighted average shares outstanding of Class F common stock, basic and diluted (3)	778,756

Basic and diluted net income per share, Class F common stock	$0.10

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

EXECUTIVE NETWORK PARTNERING CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
As Restated – See Note 2
For the Period from June 22, 2020 (inception) through December 31, 2020

	Common Stock								Total Stockholders’
	Class A (1)		Class B (2)		Class F (3)		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - June 22, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	300,000	30	—	—	18,720	—	18,750
Issuance of Class F common stock to Sponsor	—	—	—	—	828,000	83	6,167	—	6,250
Excess cash received over the fair value of the private warrants	614,000	61	—	—	—	—	5,932,709	—	5,932,770
Accretion on Class A common stock subject to possible redemption amount	—	—	—	—	—	—	(5,957,596)	(12,188,968)	(18,146,564)
Net income	—	—	—	—	—	—	—	2,308,250	2,308,250

Balance - December 31, 2020	614,000	$61	300,000	$30	828,000	$83	$—	$(9,880,718)	$(9,880,544)

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

EXECUTIVE NETWORK PARTNERING CORPORATION
STATEMENT OF CASH FLOWS
As Restated – See Note 2
For the Period from June 22, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net income	$2,308,250
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	29,287
Interest earned on investments held in Trust Account	(11,571)
Offering costs associated with derivative warrant liabilities	182,130
Change in fair value of derivative warrant liabilities	(2,835,950)
Changes in assets and liabilities:
Prepaid expenses	(440,771)
Accounts payable	80,044
Accrued expenses	22,000
Franchise tax payable	104,159

Net cash used in operating activities	(562,422)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(414,000,000)

Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	414,000,000
Proceeds received from private placement	6,140,000
Repayment of note payable to related party	(171,450)
Offering costs paid	(4,518,031)

Net cash provided by financing activities	415,450,519

Net change in cash	888,097

Cash - beginning of the period	—

Cash - end of the period	$888,097

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$18,750
Offering costs paid in exchange for issuance of Class F common stock to Sponsor	$6,250
Offering costs included in accrued expenses	$85,000
Offering costs paid through note payable	$142,163
Accretion on Class A common stock subject to possible redemption amount	$18,146,564
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
TM
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

Note 2 —Restatement of Previously Issued Financial Statements
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on June 1, 2021, to classify all redeemable Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its redeemable Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the three classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, three
 classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on September 24, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, and the Company’s Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form 10-K as filed with the SEC on June 1, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021, and June 30, 2021, will be restated with an amendment the Company’s Form 10-Q for the quarterly period ended September 30, 2021.
Impact of the Restatement
The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$415,340,439	$—	$415,340,439

Total liabilities	$11,220,983	$—	$11,220,983
Class A common stock subject to possible redemption	399,119,450	14,880,550	414,000,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	210	(149)	61
Class B common stock	30	—	30
Class F common stock	83	—	83
Additional paid-in-capital	2,691,433	(2,691,433)	—
Retained earnings (accumulated deficit)	2,308,250	(12,188,968)	(9,880,718)

Total stockholders’ equity (deficit)	5,000,006	(14,880,550)	(9,880,544)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$415,340,439	$—	$415,340,439

	For the Period from June 22, 2020 (Inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Statement of Operations
Net income	$2,308,250	$—	$2,308,250

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	41,400,000	(41,400,000)	—
Basic and diluted net income per share of redeemable Class A common stock	$—	$—	$—
Weighted average shares outstanding of non redeemable Class A, Class B and Class F common stock, basic and diluted	2,580,933	(2,580,933)	—
Basic and diluted net income per share of non redeemable Class A, Class B and Class F common stock	$0.89	$(0.89)	$—
Weighted average shares outstanding of Class A common stock, basic and diluted	—	22,857,358	22,857,358
Basic and diluted net income per share of Class A common stock	$—	$0.10	$0.10
Weighted average shares outstanding of Class B common stock, basic and diluted	—	300,000	300,000
Basic and diluted net income per share of Class B common stock	$—	$0.10	$0.10
Weighted average shares outstanding of Class F common stock, basic and diluted	—	778,756	778,756
Basic and diluted net income per share of Class F common stock	$—	$0.10	$0.10

	For the Period from June 22, 2020 (Inception) through December 31, 2020
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial Value of Class A common stock subject to possible redemption	$396,581,520	$(396,581,520)	$—
Change in fair value of Class A common stock subject to possible redemption	$2,537,930	$(2,537,930)	$—
Accretion on Class A common stock subject to possible redemption amount	$—	$18,146,564	$18,146,564

The change in the carrying value of the redeemable shares of the Class A common stock in the IPO Balance Sheet resulted in a decrease of approximately $5.2 million in additional paid-in capital and an increase of approximately $12.2 million to accumulated deficit, as well as a reclassification of 1,741,848 shares of Class A common stock from permanent equity to temporary equity as presented below.

	As of September 18, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$416,138,024	$—	$416,138,024

Total liabilities	14,556,501	—	$14,556,501
Class A common stock subject to possible redemption	396,581,520	17,418,480	414,000,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	236	(175)	61
Class B common stock	30	—	30
Class F common stock	83	—	83
Additional paid-in-capital	5,235,337	(5,235,337)	—
Accumulated deficit	(235,683)	(12,182,968)	(12,418,651)

Total stockholders’ equity (deficit)	5,000,003	(17,418,480)	(12,418,477)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$416,138,024	$—	$416,138,024

See Note 13 for the unaudited interim balance sheet restatement as of September 30, 2020, unaudited interim supplemental cash flow restatement for the period from June 22, 2020 (inception) through September 30, 2020, and the earnings per share and weighted average share restatement for the three months ended September 30, 2020 and for the period from June 22, 2020 (inception) through September 30, 202
0.
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 18, 2022. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete its partnering transaction before the mandatory liquidation date; however, there can be no assurance that the Company will be able to consummate a partnering transaction by September 18, 2022.
NOTE 3 – Summary of Significant Accounting Policies
Basis of presentation
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has no subsidiaries.
As described in Note 2—Restatement of Previously Issued Financial Statements and
Note 13 - Quarterly
Financial Information (unaudited), the Company’s financial statements for the Affected Periods are restated in this Annual Report on Form
10-K/A
(Amendment No.
2
) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s
Public Shares
in the Company’s previously issued audited and unaudited condensed financial statements for such periods
.
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
™
, approximately $414.0 million, was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.
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
Offering Costs (Restated)
Offering costs consist legal, accounting, underwriting fees and other costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs were charged to additional paid-in capital upon the completion of the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged to the initial carrying value of the temporary equity upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’
deficit
section of the Company’s balance sheet.
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
Net Income per Share of Common Stock (Restated)
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A common stock, Class B common stock and Class F common stock. Income and losses are shared pro rata among the three classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including exercise of the over-allotment option) and the Priv
a
te Placement Warrants to purchase 10,503,500 shares of Class
A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods from June 22, 2020 (Inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock for each class of common stock:

	For the Period from June 22, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class F
Numerator:
Allocation of net income	$2,204,221	$28,931	$75,098
Denominator:
Weighted average common stock outstanding, basic and diluted	22,857,358	300,000	778,756

Basic and diluted net income per share of common stock	$0.10	$0.10	$0.10

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
NOTE 8 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2020, there were 42,014,000 shares of Class A common stock outstanding, which 41,400,000 shares of Class A common stock subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.
The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(13,558,500)
Offering costs allocated to Class A common stock subject ot possible redemption	(4,588,064)
Plus:
Accretion on Class A common stock subject to possible redemption value	18,146,564

Class A common stock subject to possible redemption	$414,000,000

NOTE 9 – Stockholders’ Deficit
Class
 A Common Stock
—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 614,000 shares of Class A common stock outstanding.
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
NOTE 10 – Fair Value Measurements
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

NOTE 11 – Income Taxes
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

NOTE 12. Subsequent Events
On March 24, 2021, the Company held a special virtual meeting of stockholders and warrant holders (the “Special Meetings”). Following the Special Meetings, the Company (i) filed an amendment to its Amended and Restated Certificate of Incorporation to authorize the board of directors to effectuate a
2.5-for-1
 forward stock split for each of our Class A comm
o
n stock and Class B common stock and to amend certain terms of the Class B common stock and Class F common stock to account for the forward stock split and (ii) executed an amendment to that certain Warrant Agreement, dated as of September 15, 2020, by and between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent, to authorize the board of directors to effectuate a
2.5-for-1
 forward warrant split of our warrants, and to lower the warrant exercise price and adjust certain mechanics related thereto to account for the forward warrant split. All shares and associated amounts have been retroactively restated to reflect the stock split.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described above and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
NOTE 13. Quarterly Financial Information (Unaudited)
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

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$415,958,900	$—	$415,958,900

Total liabilities	$12,966,333	$—	$12,966,333
Class A common stock subject to possible redemption	397,992,555	16,007,445	414,000,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	221	(160)	61
Class B common stock	30	—	30
Class F common stock	83	—	83
Additional paid-in-capital	3,818,317	(3,818,317)	—
Retained earnings (accumulated deficit)	1,181,361	(12,188,968)	(11,007,607)

Total stockholders’ equity (deficit)	5,000,012	(16,007,445)	(11,007,433)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$415,958,900	$—	$415,958,900

	For the Three Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$1,274,117	$—	$1,274,117

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	42,014,000	(42,014,000)	—
Basic and diluted net income per share of redeemable Class A common stock	$—	$—	$—
Weighted average shares outstanding of nonredeemable Class A, Class B and Class F common stock, basic and diluted	2,213,782	(2,213,782)	—
Basic and diluted net income per share of nonredeemable Class A, Class B and Class F common stock	$0.54	$(0.54)	$—
Weighted average shares outstanding of Class A common stock, basic and diluted	—	5,936,761	5,936,761
Basic and diluted net income per share of Class A common stock	$—	$0.18	$0.18
Weighted average shares outstanding of Class B common stock, basic and diluted	—	300,000	300,000
Basic and diluted net income per share of Class B common stock	$—	$0.18	$0.18
Weighted average shares outstanding of Class F common stock, basic and diluted	—	735,261	735,261
Basic and diluted net income per share of Class F common stock	$—	$0.18	$0.18

	For the Period from June 22, 2020 (Inception) through September 30, 2020
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$1,181,361	$—	$1,181,361

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	42,014,000	(42,014,000)	—
Basic and diluted net income per share of redeemable Class A common stock	$—	$—	$—
Weighted average shares outstanding of nonredeemable Class A, Class B and Class F common stock, basic and diluted	2,213,782	(2,213,782)	—
Basic and diluted net income per share of nonredeemable Class A, Class B and Class F common stock	$0.54	$(0.54)	$—
Weighted average shares outstanding of Class A common stock, basic and diluted	—	5,407,743	5,407,743
Basic and diluted net income per share of Class A common stock	$—	$0.18	$0.18
Weighted average shares outstanding of Class B common stock, basic and diluted	—	300,000	300,000
Basic and diluted net income per share of Class B common stock	$—	$0.18	$0.18
Weighted average shares outstanding of Class F common stock, basic and diluted	—	733,901	733,901
Basic and diluted net income per share of Class F common stock	$—	$0.18	$0.18

	For the Period from June 22, 2020 (Inception) through September 30, 2020
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial Value of Class A common stock subject to possible redemption	$396,581,520	$(396,581,520)	$—
Change in fair value of Class A common stock subject to possible redemption	$1,411,035	$(1,411,035)	$—
Accretion on Class A common stock subject to possible redemption amount	$—	$18,146,564	$18,146,564