Form 10-Q/A
period 2021-09-30
Executive Network Partnering Corp
filed 2022-01-31
CIK 1816261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Executive Network Partnering Corporation, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Executive Network Partnering Corporation for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).
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
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share of common stock calculation to allocate income and losses shared pro rata among the three classes of common stock. This presentation differs from the previously presented method of earnings per share of common stock, which was similar to the two-class

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

10-K/A

Amendment No. 1), (ii) audited financial statements included in the Company’s 2020 Form

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
As such, the Company is restating in this Form

10-Q/A

the unaudited condensed financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021. The Post IPO Balance Sheet and audited financial statements included in the 2020 From

10-K/A

Amendment No. 1 and the unaudited condensed financial statements for the quarterly period ended September 30, 2020 will restate will be restated in Amendment No. 2 to the Form

10-K

for the period ended December 31, 2020.
The restatement did not have any impact on its cash position or cash held in the trust account established in connection with the
IPO.
After

re-evaluation,

the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective.

This Amendment No. 1 on

Form 10-Q/A sets

forth the Original

Form 10-Q in

its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original

Form 10-Q have

not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original

Form 10-Q, and

such forward-looking statements should be read in their historical context.
The following items have been amended as a result of the restatement:
Part I, Item 1, Financial Statements
Part I, Item 4, Controls and Procedures
Part I Item 1A Risk Factors
In accordance with applicable SEC rules, this First Amendment on

Form 10-Q/A includes

an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1 as required by

Rule 12b-15.
Refer to Note 2, Restatement of Previously Issued Financial Statements of this

Form 10-Q/A for

additional information and for the summary of the accounting impacts of these adjustments to the Company’s unaudited condensed financial statements as of and for the period ended March 31, 2021 and as of and for the period ended June 30, 2021.
Except as described above, no other information included in Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form

10-Q

for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

EXECUTIVE NETWORK PARTNERING CORPORATION
Quarterly Report on Form

10-Q

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements
EXECUTIVE NETWORK PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$188,593	$888,097
Prepaid expenses	290,354	440,771

Total current assets	478,947	1,328,868
Investments held in Trust Account	414,042,541	414,011,571

Total Assets	$414,521,488	$415,340,439

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$237,243	$80,044
Accrued expenses	12,319	107,000
Franchise tax payable	190,518	104,159

Total current liabilities	440,080	291,203
Convertible Note—related party	180,000	—
Warrant liabilities	8,507,835	10,929,780

Total Liabilities	9,127,915	11,220,983
Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value; 41,400,000 shares issued and outstanding at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	414,000,000	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 614,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	61	61
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 300,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	30	30
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	83	83
Additional paid-in capital	—	—
Accumulated deficit	(8,606,601)	(9,880,718)

Total stockholders’ deficit	(8,606,427)	(9,880,544)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,521,488	$415,340,439

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

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY DEFICIT
For the Three and Nine Months Ended September 30, 2021

	Common Stock								Total
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020	614,000	$61	300,000	$30	828,000	$83	$—	$(9,880,718)	$(9,880,544)
Net income	—	—	—	—	—	—	—	1,621,543	1,621,543

Balance—March 31, 2021 (unaudited, as restated)	614,000	61	300,000	30	828,000	83	—	(8,259,175)	(8,259,001)
Net loss	—	—	—	—	—	—	—	(1,422,012)	(1,422,012)

Balance—June 30, 2021 (unaudited, as restated)	614,000	61	300,000	30	828,000	83	—	(9,681,187)	(9,681,013)
Net income	—	—	—	—	—	—	—	1,074,586	1,074,586

Balance—September 30, 2021 (unaudited)	614,000	$61	300,000	$30	828,000	$83	$—	$(8,606,601)	$(8,606,427)

For the Three Months Ended September 30, 2020 and the Period from June 22, 2020 (Inception) through
September 30, 2020

	Common Stock								Total
	Class A		Class B		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—June 22, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	300,000	30	—	—	18,720	—	18,750
Issuance of Class F common stock to Sponsor	—	—	—	—	828,000	83	6,167	—	6,250
Net loss	—	—	—	—	—	—	—	(11,933)	(11,933)

Balance—June 30, 2020 (unaudited)	—	—	300,000	30	828,000	83	24,887	(11,933)	13,067
Excess cash received over the fair value of the private warrants	614,000	61	—	—	—	—	5,932,709	—	5,932,770
Accretion on Class A common stock subject to possible redemption amount	—	—	—	—	—	—	(5,957,596)	(12,188,968)	(18,146,564)
Net income	—	—	—	—	—	—	—	1,193,294	1,193,294

Balance—September 30, 2020 (unaudited)	614,000	$61	300,000	$30	828,000	$83	$—	$(11,007,607)	$(11,007,433)

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
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies (Restated)
Basis of Presentation
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
Restatement to Previously Reported Financial Statements
Subsequent to the filing of the 10-Q for the quarterly period ending September 30, 2021, the Company concluded it should
restate
its financial statements to classify all Class A common stock issued in connection with the Initial Public Offering subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480
10-S99,
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
The Company revised this interpretation to include temporary equity in net intangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata among the three classes of common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, three classes of common stock participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Periods in this quarterly report. The previously presented Affected Quarterly Periods should no longer be relied upon. The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
Impact of Restatements
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows, and net income (loss).
The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021, statement of operations and statement of cash flows for the three months ended March 31, 2021:

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$415,069,742	$—	$415,069,742
Total liabilities	$9,328,743	$—	$9,328,743
Class A common stock subject to possible redemption	400,740,990	13,259,010	414,000,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	194	(133)	61
Class B common stock	30	—	30
Class F common stock	83	—	83
Additional paid-in-capital	1,069,909	(1,069,909)	—
Retained earnings (accumulated deficit)	3,929,793	(12,188,968)	(8,259,175)

Total stockholders’ equity (deficit)	5,000,009	(13,259,010)	(8,259,001)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$415,069,742	$—	$415,069,742

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$1,621,543	$—	$1,621,543
Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	41,400,000	(41,400,000)	—
Basic and diluted net income per share of redeemable Class A common stock	$—	$—	$—
Weighted average shares outstanding of nonredeemable Class A, Class B and Class F common stock, basic and diluted	2,984,000	(2,984,000)	—
Basic and diluted net income per share of nonredeemable Class A, Class B and Class F common stock	$0.54	$(0.54)	$—
Weighted average shares outstanding of Class A common stock, basic and diluted	—	42,014,000	42,014,000
Basic and diluted net income per share of Class A common stock	$—	$0.04	$0.04
Weighted average shares outstanding of Class B common stock, basic and diluted	—	300,000	300,000
Basic and diluted net income per share of Class B common stock	$—	$0.04	$0.04
Weighted average shares outstanding of Class F common stock, basic and diluted	—	828,000	828,000
Basic and diluted net income per share of Class F common stock	$—	$0.04	$0.04

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Change in fair value of Class A common stock subject to possible redemption	$1,621,540	$(1,621,540)	$—

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021, statement of operations for the three and six months ended June 30, 2021 and statement of cash flows for the six months ended June 30, 2021:

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$414,728,873	—	$414,728,873

Total liabilities	$10,409,886	—	$10,409,886
Class A common stock subject to possible redemption	399,318,980	14,681,020	414,000,000
Stockholders’ equity (deficit)
Preferred stock	—	—	—
Class A common stock	208	(147)	61
Class B common stock	30	—	30
Class F common stock	83	—	83
Additional paid-in-capital	2,491,905	(2,491,905)	—
Accumulated deficit	2,507,781	(12,188,968)	(9,681,187)

Total stockholders’ equity (deficit)	5,000,007	(14,681,020)	(9,681,013)

Total liabilities, Class A common stock subject to possible redemption and stockholders’ equity (deficit)	$414,728,873	$—	$414,728,873

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(1,422,012)	$—	$(1,422,012)

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	41,400,000	(41,400,000)	—
Basic and diluted net income per share of redeemable Class A common stock	$—	$—	$—
Weighted average shares outstanding of nonredeemable Class A, Class B and Class F common stock, basic and diluted	2,984,000	(2,984,000)	—
Basic and diluted net loss per share of nonredeemable Class A, Class B and Class F common stock	$(0.48)	$0.48	$—
Weighted average shares outstanding of Class A common stock, basic and diluted	—	42,014,000	42,014,000
Basic and diluted net loss per share of Class A common stock	$—	$(0.03)	$(0.03)
Weighted average shares outstanding of Class B common stock, basic and diluted	—	300,000	300,000
Basic and diluted net loss per share of Class B common stock	$—	$(0.03)	$(0.03)
Weighted average shares outstanding of Class F common stock, basic and diluted	—	828,000	828,000
Basic and diluted net loss per share of Class F common stock	$—	$(0.03)	$(0.03)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$199,531	$—	$199,531

Weighted average shares outstanding of redeemable Class A common stock, basic and diluted	41,400,000	(41,400,000)	—
Basic and diluted net income per share of redeemable Class A common stock	$—	$—	$—
Weighted average shares outstanding of nonredeemable Class A, Class B and Class F common stock, basic and diluted	2,984,000	(2,984,000)	—
Basic and diluted net income per share of nonredeemable Class A, Class B and Class F common stock	$0.06	$(0.06)	$—
Weighted average shares outstanding of Class A common stock, basic and diluted	—	42,014,000	42,014,000
Basic and diluted net income per share of Class A common stock	$—	$0.00	$0.00
Weighted average shares outstanding of Class B common stock, basic and diluted	—	300,000	300,000
Basic and diluted net income per share of Class B common stock	$—	$0.00	$0.00
Weighted average shares outstanding of Class F common stock, basic and diluted	—	828,000	828,000
Basic and diluted net income per share of Class F common stock	$—	$0.00	$0.00

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Change in fair value of Class A common stock subject to possible redemption	$199,530	$(199,530)	$—
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

Note
10-Subsequent
Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued. Based upon this review, other than as described in Note 2, the
Company did not identify any subsequent event that would have required adjustment or disclosure in the condensed financial statements.

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

under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments and related EPS calculations were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements and notes for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021. Additionally, this material weakness could result in a misstatement of Class A common stock subject to possible redemption, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of this Quarterly Report on Form 10-Q had not yet been identified.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
There are no material changes to the risk factors in our most recent Annual Report on Form
10-K
and Form
10-K/A
as filed with the SEC on March 31, 2021 and June 1, 2021, respectively.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

10.1	Promissory Note, dated September 23, 2021, issued by ENPC Holdings, LLC to Executive Network Partnering Corporation (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on November 12, 2021).

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day
of
January 2022.

EXECUTIVE NETWORK PARTNERING CORPORATION

By:	/s/ Alex Dunn
Name:	Alex Dunn
Title:	(Principal Executive Officer & Principal Financial and Accounting Officer)