Form 10-K
period 2021-12-31
Executive Network Partnering Corp
filed 2022-03-30
CIK 1816261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended December 31, 2021

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

Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol:	Name of Each Exchange on Which Registered:
CAPS TM , each consisting of one share of Class A common stock, and one-fourth of one redeemable warrant	ENPC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	ENPC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ENPC WS	The New York Stock Exchange
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, as reported on the NYSE, was approximately $403.2 million (based on the closing sales price of the Class A common stock on June 30, 2021 of $9.74).
As of March
28
, 2022, 42,014,000 shares of Class A common stock, par value $0.0001, 300,000 shares of Class B common stock, par value $0.0001, and 828,000 shares of Class F common stock, par value $0.0001, were issued and outstanding.
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other partnering transaction and any other statements that are not statements of current or historical facts.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward- looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our ability to select an appropriate partnering candidate or candidates;

•	our ability to complete our partnering transaction;

•	our expectations around the performance of the prospective business or businesses with which we partner;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our partnering transaction;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our partnering transaction;

•	our potential ability to obtain additional financing to complete our partnering transaction;

•	our pool of prospective partnering candidates;

•	our ability to consummate a partnering transaction due to the uncertainty resulting from the COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential partnering transaction opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

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

v

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

•
Our search for a partnering transaction, and any partnering candidate with which we ultimately consummate a partnering transaction, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.

•
Our management concluded that there is substantial doubt about our ability to continue as a “going concern.” If we are unable to raise additional capital, we may be required to suspend the pursuit of a Partnering Transaction.

•
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

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our partnering transaction or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

PART I

ITEM 1.	BUSINESS
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
On March 24, 2021, we filed with the Secretary of State of Delaware the first amendment to the amended and restated certificate of incorporation to effectuate a 2.5 for 1 forward stock split for each of our Class A common stock and Class B common stock (the “Stock Split”) and to amend certain terms of the Class B common stock and Class F common stock to account for the forward stock split. As a result, all shares of Class A common stock and Class B common stock and per share values for all periods presented in the financial statements have been retroactively adjusted. On March 24, 2021, we also entered into an amendment to the warrant agreement governing our warrants to effectuate a
2.5-for-1
forward warrant split of our warrants, and to lower the warrant exercise price from $28.75 to $11.50 per share and adjust certain mechanics related thereto to account for the forward warrant split.
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
ENPC has several distinct competitive advantages that we believe position us well to find an attractive partnering candidate and to drive value once that partnership is consummated. Paul Ryan leverages his deep network of relationships at the most senior levels of business in helping identify an initial partner candidate but also in helping drive transaction value post-closing. Solamere leverages its
12-year
history of sourcing proprietary transactions from both its strong network of current and former CEOs as well as from its deep relationship with many leading private equity managers. Solamere has raised and invested multiple private equity funds built around its core competence of leveraging its extensive network to source, evaluate, and add value to partnering candidates. Alex Dunn, who has known and worked alongside the three founders of Solamere for several decades, adds a wealth of operational acumen, having been President & COO for a multi-billion dollar enterprise and having helped take Vivint public through a merger with Mosaic Acquisition Corp.
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
Deep Experience of our Executive Partner Group
. We believe that our ability to leverage the operational experience of the Solamere Executive Partner Group, which is comprised of over 20 former senior operating executives of public and private companies across multiple sectors and industries, provides us with a distinct advantage in being able to source, diligence and add value post-closing of the partnering transaction.
Proprietary Sourcing Channels with Leading Industry, Private Equity, and Venture Capital Relationships
. We believe the capabilities and connections associated with our management team, in combination with those of Solamere and its Executive Partner Group, provides us with a differentiated pipeline of partnering opportunities that would be difficult for other participants in the market to replicate. We expect these sourcing capabilities will be further bolstered by our management team’s, Solamere’s and our Executive Partner Group’s reputation and deep industry, private equity and venture capital relationships.
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
Financial Position
As of December 31, 2021, we had approximately $414,053,000 available to consummate the initial partnering transaction, after payment of the estimated expenses of our initial public offering. With funds available, we offer a partnering candidate a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our partnering transaction using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partnering candidate to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
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
24-month
time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering. However, if our sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our partnering transaction within the allotted
24-month
(or 27 month, as applicable) time period.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $94,000 of proceeds held outside the trust account (as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective partnering candidates or other entities with which we do business (other than our independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $94,000 of proceeds held outside the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a 90-

day period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.
Furthermore, if the pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our partnering transaction within 24 months (or 27 months, as applicable) from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month (or 27th month, as applicable) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
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
Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Partnering Transaction
We are a company established for the purpose of identifying a company to partner with in order to effectuate a merger, share exchange, asset acquisition, share purchase, reorganization or similar partnering transaction with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
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
Our search for a partnering transaction, and any partnering candidate with which we ultimately consummate a partnering transaction, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak.
The ongoing
COVID-19
pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that adversely affects the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination and our ability to successfully consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted,

including new information which may emerge concerning the severity of new variants of
COVID-19
and the continued actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.
In addition, our ability to consummate a transaction may be dependent on our ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including increased market volatility or decreased market liquidity in third party financing being unavailable on terms acceptable to us or at all.
Finally, a sustained or prolonged
COVID-19
resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.
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
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a partnering transaction, and there are still many special purpose acquisition companies seeking targets for their partnering transaction, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort, and more resources to identify a suitable target and to consummate a partnering transaction. In addition, because there are more special purpose acquisition companies seeking to enter into a partnering transaction with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions between the U.S. and China or between Russia and the Ukraine or increases in the cost of additional capital needed to close partnering transactions or operate targets post- partnering transaction. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a partnering transaction, and may result in our inability to consummate a partnering transaction on terms favorable to our investors altogether.

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
As of December 31, 2021, we had approximately $94,000 available to us outside the trust account. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least the 24 months (or 27 months, as applicable) from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partnering candidate. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep partnering candidates from “shopping” around for transactions with other companies or investors on terms more favorable to such partnering candidates) with respect to a particular proposed partnering transaction, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a partnering candidate and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partnering candidate.
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
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the funds in our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our partnering transaction within 24 months (or 27 months, as applicable)from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month (or 27th month, as applicable) from the closing of our initial public offering in the event we do not complete our partnering transaction and, therefore, we do not intend to comply with the foregoing procedures.
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
Our amended and restated certificate of incorporation authorizes the issuance of up to 380,000,000 shares of Class A common stock, par value $0.0001 per share, 1,000,000 shares of Class B common stock, par value, $0.0001 per share, 50,000,000 shares of Class F common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 28, 2022, there were 337,986,000, 700,000, and 49,172,000 authorized but unissued shares of our Class A common stock, Class B common stock and Class F common stock, respectively, available for issuance. The shares of Class F common stock are automatically convertible into shares of Class A common stock concurrently with or immediately following the consummation of our partnering transaction, at a one-for-two
and
one-half
ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. As of March 28, 2022, there are no shares of preferred stock issued and outstanding.
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
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.
The net proceeds of our initial public offering and certain proceeds from the sale of the private placement CAPS
TM
, in the amount of $414,000,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (net of permitted withdrawals) would be reduced. In the event that we are unable to complete our initial partnering transaction, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $414,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

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
TM
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
We have identified a material weakness in our internal control over financial reporting related to the accounting of complex financial instruments including for warrants we issued in connection with our initial public offering in October 2020 and restated financial statements for the affected periods. Additionally, we re-evaluated
our application of ASC
480-10-S99-3A
to our accounting classification of the Class A ordinary shares and restated financial statements for the affected periods.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form
S-3,
which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
Our warrants are accounted for as derivative liabilities with changes in fair value each period included in earnings, which may have an adverse effect on the market price of our shares of Class A common stock or may make it more difficult for us to consummate an initial partnering transaction.
We do account for our Warrants as a “warrant liability”. At each reporting period (1) the accounting treatment of the Warrants are re-evaluated
for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public warrants and private placement warrants are remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. The impact of changes in fair value on earnings may have an adverse effect on the market price of our shares of Class A common stock. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial partnering transaction with a target business.
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
Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had approximately $94,000 in our operating bank account, and working capital deficit of approximately $896,000. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Partnering Transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial partnering transaction may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to consummate a Partnering Transaction or our inability to continue as a going concern.

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
As of March 28, 2022, there were two holders of record for our CAPS
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
Not applicable.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “Company,” “our,” “us” or “we” refer to Executive Network Partnering Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form
10-K
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible partnering transactions and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-K.
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
Concurrently with the closing of the Initial Public Offering, we completed the private sale of 245,600 (614,000 after giving effect to the Stock Split) private placement CAPS
TM
(“Private Placement CAPS
TM
”), at a price of $25.00 per Private Placement CAPS
TM
($10.00 per Private Placement CAPS
TM
after giving effect to the Stock Split) to the Sponsor (the “Private Placement”), generating gross proceeds to us of approximately $6.1 million.
Upon the closing of the Initial Public Offering and the sale of Private Placement CAPS
TM
, $414.0 million ($10.00 per CAPS
TM
after giving effect to the Stock Split) of the net proceeds of the sale of the CAPS
TM
in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.
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

Results of Operations
Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Partnering Transaction. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Partnering Transaction, at the earliest. We will generate non-operating
income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had net income of approximately $1.5 million, which consisted of an approximately $3.8 million gain from changes in fair value of warrant liabilities and approximately $41,000 in interest earned from investments held in the Trust Account, partially offset by approximately $2.0 million in general and administrative expenses, $240,000 of related party administrative fees and approximately 159,000 of franchise tax expense.
For the period from June 22, 2020 (inception) through December 31, 2020, we had net income of approximately $2.3 million, which consisted of approximately $173,000 in general and administrative costs, $80,000 of related party administrative fees, approximately $104,000 of franchise tax expense and approximately $182,000 of offering costs associated with derivative warrant liabilities, partially offset by approximately $12,000 of interest income on investments held in Trust Account and approximately $2.8 million gain from changes in fair value of derivative warrant liabilities.
Going Concern
As of December 31, 2021, we had approximately $94,000 in our operating bank account and a working capital deficit of approximately $896,000. Interest income earned on investment held in the Trust Account may be used by us to pay our franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account to complete the initial Partnering Transaction and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the initial Partnering Transaction, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Our liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS
TM
had been satisfied through a capital contribution of $25,000 from our Sponsor to purchase Class F and Class B common stock, a certain portion of the net proceeds from the consummation of the Private Placement not held in the Trust Account, and a loan under our note agreement with our Sponsor of approximately $171,000 (the “Note”) to cover for offering costs in connection with the Initial Public Offering, we fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Partnering Transaction, our officers, directors and initial stockholders may, but are not obligated to, provide us working capital loans (the “Working Capital Loans”). As of December 31, 2021 and 2020, we had $430,000 and $0 note outstanding under the Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until September 18, 2022 to consummate a Partnering Transaction. It is uncertain that we will be able to consummate a Partnering Transaction by this time. If a Partnering Transaction is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 18, 2022.

Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Related Party Transactions
Founder Shares and Performance Shares
On June 22, 2020, the Sponsor paid for certain offering costs on behalf of us in exchange for (i) 737,789 Class F common stock (the “Founder Shares”) in exchange for a capital contribution of $ 6,250, or approximately $0.008 per share and (ii) 1,200 shares of Class B common stock (the “Performance Shares”) for a capital contribution of $18,750, or $15.625 per share. On July 17, 2020 and March 24, 2021, we effected a 100:1 and a 2.5:1 forward stock split for each share of Class B common stock, respectively, resulting in an aggregate of 300,000 Performance Shares outstanding. On July 29, 2020, we effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On September 17, 2020, we effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock split. Of the 828,000 Founder Shares outstanding, up to 108,000 of the Founder Shares would be forfeited depending on the extent to which the underwriter’s over-allotment is exercised, so that such Founder Shares would represent 5% of the outstanding shares issued in the Initial Public Offering. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these 108,000 Founder Shares were no longer subject to forfeiture. The Founder Shares are entitled to (together with the Performance Shares) a number of votes representing 20% of our outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction. As of December 31, 2021 and 2020, after giving effect to the 2.5:1 forward stock split for each share of Class B common stock, which was effective on March 24, 2021, we had an aggregate of 828,000 and 300,000 shares of Class F common stock and Class B common stock, respectively, issued and outstanding.
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
TM
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
TM
consists of one share of Class A common stock and
one-quarter
of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $28.75 per share ($11.50 per share after giving effect to the Stock Split). A portion of the proceeds from the sale of the Private Placement CAPS
TM
was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.
Related Party Loans
On June 22, 2020, the Sponsor agreed to loan us up to an aggregate of $300,000 pursuant to an unsecured promissory note to cover expenses related to the Initial Public Offering. This loan was payable without interest upon the completion of the Initial Public Offering. We borrowed $171,000 under the Note and fully repaid the Note on September 22, 2020.

In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement CAPS
TM
at a price of $25.00 per Private Placement CAPS
TM
($10.00 per Private Placement CAPS
TM
after giving effect to the Stock Split) at the option of the lender. The Working Capital CAPS
TM
would be identical to the Private Placement CAPS
TM
issued to the Sponsor. Except as described below, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.
On September 23, 2021, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $180,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. On October 27, 2021, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $180,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. The Working Capital Loans do not bear any interest. All unpaid principal under the Working Capital Loans will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Partnering Transaction (such earlier date, the “Maturity Date”). The Sponsor will have the option, at the time of consummation of a Partnering Transaction, to convert any amounts outstanding under the Working Capital Loans into Working Capital CAPS
TM
.
During the year ended December 31, 2021, we borrowed from Sponsor total of $430,000 pursuant to the Working Capital Loans for ongoing expenses reasonably related to the business of us and the consummation of the Partnering Transaction. The Working Capital Loans do not bear any interest. As of December 31, 2021 and 2020, $430,000 and $0 note outstanding under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and our liquidation, we will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team $20,000 per month. We incurred $240,000 and $80,000 in expenses in connection with such services during year ended December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020, as reflected in related party general and administrative expenses in the accompanying statements of operations. As of December 31, 2021 and 2020, we had approximately $0 and $80,000 in accounts payable in connection with such services as reflected in the accompanying balance sheets.
In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Partnering Transactions. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or their affiliates.
Other Contractual Obligations
The holders of the Founder Shares, Performance Shares, private placement warrants and private placement shares underlying Private Placement CAPS
TM
and private placement CAPS
TM
that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon exercise of private placement warrants) are entitled to registration rights pursuant to a registration rights agreement, requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. We will bear the expenses incurred in connection with the filing of any such registration statements.
In September 2020, we engaged Evercore as a capital markets advisor in connection with the Partnering Transaction, to assist us with the potential Partnering Transaction. We agreed to pay Evercore for such services upon the consummation of the Partnering Transaction a cash fee in an amount equal to 2.25% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable), which equates to approximately $9.3 million. Pursuant to the terms of the capital markets advisory agreement, no fee will be due if we do not complete a Partnering Transaction.
Critical Accounting Policies and Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We has identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 41,400,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.
Under ASC 480, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have three classes of shares, which are referred to as Class A common stock, Class B common stock and Class F common stock. Income and losses are shared pro rata among the three classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the CAPS
TM
sold in the Initial Public Offering and the Private Placement Warrants to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the year ended December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
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
and
15d-15(e)
under the Exchange Act) were not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Controls over Financial Reporting.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of our audited balance sheet as of September 18, 2020, audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021, and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, our Chief Executive Officer and Chief Financial Officer determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked financial instruments issued by us was not effectively designed or maintained. This material weakness resulted in the restatement of our audited balance sheet as of September 18, 2020, audited annual financial statements as of and for the period ended December 31, 2020, and our interim financial statements and notes for the quarters ended September 30, 2020, March 31, 2021, June 30, 2021, and September 30, 2021.
This Annual Report on Form
10-K
does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
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
had not yet been identified.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex equity and equity-linked financial instruments issued by us. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Alex J. Dunn	50	Chief Executive Officer, Chief Financial Officer and Director
Paul Ryan	52	Chairman of the Board of Directors
Richard Boyce	67	Director
Michael M. Calbert	59	Director
Gisel Ruiz	51	Director
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
Michael M. Calbert
serves as a member of our board of director since September 2020. He is a former senior partner with Kohlberg Kravis Roberts & Co. (“KKR”), where he was responsible for the global retail private equity practice. During his 15 years at KKR, Mr. Calbert served on all the firm’s global private equity investment committees and portfolio management committees. Mr. Calbert currently serves as chairman of the board of Dollar General Corporation (NYSE: DG), a company he took private in 2007 while at KKR. Mr. Calbert retired from the boards of AutoZone, Inc. (NYSE: AZO), Vestcom International, Inc., and Brookshire Grocery Company in 2021. Mr. Calbert has served on the board of directors of Toys “R” Us from 2008 to 2015, Academy Sports & Outdoors from 2012 to 2016, Pets at Home Group plc from 2012 to 2015, and U.S. Foods, Inc. from 2008 to 2016.
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
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.
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
We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director, or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any public shares they may acquire in our initial public offering or thereafter (in the event we do not consummate a partnering transaction), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the partnering transaction will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account, and not to seek recourse against the trust account for any reason whatsoever, including with respect to such indemnification.
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
The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 28, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 42,014,000 shares of Class A common stock, and 828,000 shares of Class F common stock outstanding as of March 28, 2022. On all matters to be voted upon, the holders of the Class A common stock and Class F common stock vote together as a single class. The table below reflects the
2.5-for-1
forward stock split effected on March 24, 2021 for the Class A common stock and the change of the Class F common stock’s conversation rate into Class A common stock from a one-for-one
basis to a
one-for-two
and
one-half
basis. The table below does not include the shares of Class A common stock underlying the private placement warrants because these securities are not exercisable within 60 days of March 28, 2022 nor the shares of Class B common stock since they convert into shares of Class A common stock on the last day of each fiscal year following consummation of the partnering transaction, depending on a number of factors including, but not limited to, the per price share of Class A common stock.

	Class A Common Stock		Class F Common Stock (2)
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
ENPC Holdings, LLC (our sponsor) (3)	767,500	1.8%	806,400	97.3%
Owl Creek Asset Management, L.P. (4)	2,237,480	5.3%	—	—
Apollo Management Holdings GP, LLC (5)	2,137,928.50	6.3%	—	—
Magnetar Financial LLC (6)	2,851,250	6.8%	—	—
Alex Dunn	—	—	—	—
Paul Ryan	—	—	—	—
Richard Boyce	—	—	7,200	*
Michael M. Calbert	—	—	7,200	*
Gisel Ruiz	—	—	7,200	*
All officers and directors as a group (five individuals)	—	—	21,600	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 137 Newbury Street, 7th Floor Boston, MA 02116.
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
“rule of three,” because voting and dispositive decisions are made by a majority of the managers, none of the managers is deemed to be a beneficial owner of securities held by our sponsor, even those in which such manager holds a pecuniary interest. Accordingly, none of the managers on our sponsor’s board of managers is deemed to have or share beneficial ownership of the shares held by our sponsor. This information is based on the Schedule 13/A filed on February 14, 2022 by ENPC Holdings, LLC.

(4)
Based solely on the Schedule 13G/A filed on February 10, 2022 by Owl Creek Asset Management, L.P., a Delaware limited partnership and the investment manager of certain funds and accounts (the “Owl Creek Funds and Accounts”), with respect to the shares of Class A Common Stock directly held by the Owl Creek Funds and Accounts. Jeffrey A. Altman is managing member of the general partner of Owl Creek Asset Management, L.P., with respect to the shares of Class A Common Stock directly held by the Owl Creek Funds and Accounts The address of principal business office for Owl Creek Asset Management, L.P. is 640 Fifth Avenue, 20th Floor, New York, NY 10019.

(5)
Based solely on the Schedule 13G/A filed jointly on February 14, 2022 by (i) Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”); (ii) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”); (iii) Apollo ST Fund Management LLC (“ST Management”); (iv) Apollo ST Operating LP (“ST Operating”); (v) Apollo ST Capital LLC (“ST Capital”); (vi) ST Management Holdings, LLC (“ST Management Holdings”); (vii) Apollo
A-N
Credit Fund (Delaware), L.P.
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
(6)
Based solely on the Schedule 13G filed jointly on January 28, 2022 by (i) Magnetar Financial LLC (“Magnetar Financial”); (ii) Magnetar Capital Partners LP (“Magnetar Capital Partners”); (iii) Supernova Management LLC (“Supernova Management”); and (iv) Alec N. Litowitz (“Mr. Litowitz”). The shares are held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Constellation Fund II, Ltd (“Constellation Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Magnetar Capital Master Fund Ltd, (“Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP, (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”) and Purpose Alternative Credit Fund – T LLC (“Purpose Fund–T”), Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the CAPS
TM
held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

ENPC Holdings, LLC, our sponsor, and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.
Changes in Control
None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Founder Shares and Performance Shares
On June 22, 2020, the Sponsor paid for certain offering costs on behalf of us in exchange for (i) 737,789 Class F common stock in exchange for a capital contribution of $6,250, or approximately $0.008 per share and (ii) 1,200 shares of Class B common stock (the “Performance Shares”) for a capital contribution of $18,750, or $15.625 per share. On July 17, 2020 and March 24, 2021, we effected a 100:1 and a 2.5:1 forward stock split for each share of Class B common stock, respectively, resulting in an aggregate of 300,000 Performance Shares outstanding. On July 29, 2020, we effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On September 17, 2020, we effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the stock split. Of the 828,000 founder shares outstanding, up to 108,000 of the founder shares would be forfeited depending on the extent to which the underwriter’s over-allotment is exercised, so that such founder shares would represent 5% of the outstanding shares issued in the initial public offering. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these 108,000 founder shares were no longer subject to forfeiture. The founder shares are entitled to (together with the Performance Shares) a number of votes representing 20% of our outstanding common stock (not including the private placement shares) prior to the completion of the Partnering Transaction. As of December 31, 2021 and 2020, after giving effect to the 2.5:1 forward stock split for each share of Class B common stock, which was effective on March 24, 2021, we had an aggregate of 828,000 and 300,000 shares of Class F common stock and Class B common stock, respectively, issued and outstanding.
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
TM
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
TM
consists of one share of Class A common stock and
one-quarter
of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $28.75 per share ($11.50 per share after giving effect to the Stock Split). A portion of the proceeds from the sale of the Private Placement CAPS
TM
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
Related Party Loans
On June 22, 2020, the Sponsor agreed to loan us up to an aggregate of $300,000 pursuant to an unsecured promissory note (the “Note”) to cover expenses related to the initial public offering. This loan was payable without interest upon the completion of the initial public offering. We borrowed $171,000 under the Note and fully repaid the Note on September 22, 2020.

In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Up to $1.5 million of such loans may be convertible into Private Placement CAPS
TM
at a price of $25.00 per Private Placement CAPS
TM
($10.00 per Private Placement CAPS
TM
after giving effect to the Stock Split) at the option of the lender. The Working Capital CAPS
TM
would be identical to the Private Placement CAPS
TM
issued to the Sponsor. Except as described below, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.
On September 23, 2021, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $180,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. On October 27, 2021, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $180,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. The Working Capital Loans do not bear any interest. All unpaid principal under the Working Capital Loans will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Partnering Transaction (such earlier date, the “Maturity Date”). The Sponsor will have the option, at the time of consummation of a Partnering Transaction, to convert any amounts outstanding under the Working Capital Loans into Working Capital CAPS
TM
.
During the year ended December 31, 2021, we borrowed from Sponsor total of $430,000 pursuant to the Working Capital Loans for ongoing expenses reasonably related to the business of us and the consummation of the Partnering Transaction. The Working Capital Loans do not bear any interest.
Administrative Services Agreement
Commencing on the date that our securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and our liquidation, we will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of our management team $20,000 per month. We incurred $240,000 and $80,000 in expenses in connection with such services during year ended December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020, as reflected in related party general and administrative expenses in the accompanying statements of operations. As of December 31, 2021 and 2020, we had approximately $0 and $80,000 in accounts payable in connection with such services as reflected in the accompanying balance sheets.
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
Registration and Stockholder Rights
The holders of the founder shares, Performance Shares, private placement warrants and private placement shares underlying Private Placement CAPS
TM
and Private Placement CAPS
TM
that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon exercise of private placement warrants) are entitled to registration rights pursuant to a registration rights agreement, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the period from January 1, 2021 to December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $117,000 and $86,000, respectively.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from January 1, 2021 to December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020, we did not pay Withum any audit-related fees.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from January 1, 2021 to December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020, we paid WithumSmith+Brown, PC approximately $8,000 and $0 in tax fees.
All Other Fees
. All other fees consist of fees billed for all other services. During the period from January 1, 2021 to December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020, we did not pay Withum any other fees.
Pre-Approval
Policy
. Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Our independent registered public accounting firm is:
WithumSmith+Brown, PC
1411 Broadway 9th Floor
New York, NY 10018
PCAOB ID #100

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

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	First Amendment to Amended and Restated Certificate of Incorporation (3)

3.3	Amended and Restated Bylaws (2)

4.1	Form of Specimen CAPSTM Certificate (1)

4.2	Form of Specimen Class A Common Stock Certificate (1)

4.3	Form of Specimen Warrant Certificate (1)

4.4	Warrant Agreement dated September 15, 2020 between Continental Stock Transfer & Trust Company and the Company (2)

4.5	Amendment No. 1 to Warrant Agreement dated March 24, 2021 between Continental Stock Transfer & Trust Company and the Company (3)

4.6	Description of Registrant’s Securities (4)

10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (2)

10.2	Registration and Stockholder Rights Agreement dated September 15, 2020 between the Company, the Sponsor and certain other security holders named therein (2)

10.3	Private Placement CAPSTM Purchase Agreement dated September 15, 2020 between the Company and the Sponsor (2)

10.4	Administrative Services Agreement dated September 15, 2020 between the Company and the Sponsor (2)

10.5	Letter Agreement between the Company and the Sponsor and each of the Company’s directors and officers (2)

10.6	Form of Indemnity Agreement (1)

10.7	Promissory Note, dated June 22, 2020, issued by ENPC Holdings, LLC to Executive Network Partnering Corporation (1)

10.8	Promissory Note, dated September 23, 2021, issued by ENPC Holdings, LLC to Executive Network Partnering Corporation (5)

10.9	Promissory Note, dated October 27, 2021, issued by ENPC Holdings, LLC to Executive Network Partnering Corporation*

31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on September 14, 2020.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 21, 2020.
(3)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March, 25, 2021.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2021.
(5)	Incorporated by reference to the registrant’s Current Report on Form 10-Q, filed with the SEC on November 12, 2021.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 30, 2022

EXECUTIVE NETWORK PARTNERING CORPORATION

/s/ Alex J. Dunn
Name: Alex J. Dunn
Title: Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Ryan	Chairman of the Board of Directors	March 30, 2022
Paul Ryan

/s/ Alex J. Dunn	Chief Executive Officer, Chief Financial Officer, and Director	March 30, 2022
Alex J. Dunn	( Principal Executive Officer, Principal Financial and Accounting Officer )

/s/ Richard Boyce	Director	March 30, 2022
Richard Boyce

/s/ Michael M. Calbert	Director	March 30, 2022
Michael M. Calbert

/s/ Gisel Ruiz	Director	March 30, 2022
Gisel Ruiz

EXECUTIVE NETWORK PARTNERING CORPORATION

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Executive Network Partnering Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Executive Network Partnering Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from June 22, 2020 (inception) through December 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from June 22, 2020 (inception) through December 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a partnering transaction by September 18, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 30, 2022
PCAOB ID Number 100

EXECUTIVE NETWORK PARTNERING CORPORATION
BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$93,862	$888,097
Prepaid expenses	206,980	440,771

Total current assets	300,842	1,328,868
Investments held in Trust Account	414,052,978	414,011,571

Total Assets	$414,353,820	$415,340,439

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$68,735	$80,044
Accrued expenses	953,135	107,000
Franchise tax payable	174,603	104,159

Total current liabilities	1,196,473	291,203
Convertible note—related party	430,000	—
Derivative warrant liabilities	7,135,560	10,929,780

Total Liabilities	8,762,033	11,220,983
Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value; 41,400,000 shares issued and outstanding at $10.00 per share redemption value as of December 31, 2021 and 2020 (1)	414,000,000	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 614,000 shares issued and outstanding as of December 31, 2021 and 2020 (1)	61	61
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 300,000 shares issued and outstanding as of December 31, 2021 and 2020 (1)	30	30
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of December 31, 2021 and 2020	83	83
Additional paid-in capital	—	—
Accumulated deficit	(8,408,387)	(9,880,718)

Total stockholders’ deficit	(8,408,213)	(9,880,544)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,353,820	$415,340,439

(1)
On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A common stock and Class B common stock issued and outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split.

The accompanying notes are an integral part of these financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from June 22, 2020 (Inception) through December 31, 2020
Operating expenses
General and administrative expenses	$1,964,225	$172,982
Administrative fee—related party	240,000	80,000
Franchise tax expense	159,071	104,159

Loss from operations	(2,363,296)	(357,141)
Change in fair value of derivative warrant liabilities	3,794,220	2,835,950
Offering costs associated with derivative warrant liabilities	—	(182,130)
Income from investments held in Trust Account	41,407	11,571

Net income	$1,472,331	$2,308,250

Weighted average shares outstanding of Class A common stock, basic and diluted (1)	42,014,000	22,857,358

Basic and diluted net income per share of Class A common stock	$0.03	$0.10

Weighted average shares outstanding of Class B common stock, basic and diluted (2)	300,000	300,000

Basic and diluted net income per share of Class B common stock	$0.03	$0.10

Weighted average shares outstanding of Class F common stock, basic and diluted (3)	828,000	778,756

Basic and diluted net income per share of Class F common stock	$0.03	$0.10

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

EXECUTIVE NETWORK PARTNERING CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	FOR THE YEAR ENDED DECEMBER 31, 2021
	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A (1)		Class B (2)		Class F (3)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2020	614,000	$61	300,000	$30	828,000	$83	$—	$(9,880,718)	$(9,880,544)
Net income	—	—	—	—	—	—	—	1,472,331	1,472,331

Balance - December 31, 2021	614,000	$61	300,000	$30	828,000	$83	$—	$(8,408,387)	$(8,408,213)

	FOR THE PERIOD FROM JUNE 22, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
	Common Stock						Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A (1)		Class B (2)		Class F (3)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - June 22, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	300,000	30	—	—	18,720	—	18,750
Issuance of Class F common stock to Sponsor	—	—	—	—	828,000	83	6,167	—	6,250
Sale of 614,000 Private Placement CAPS TM , net of fair value of private placement warrants	614,000	61	—	—	—	—	5,932,709	—	5,932,770
Accretion on Class A common stock subject to possible redemption amount	—	—	—	—	—	—	(5,957,596)	(12,188,968)	(18,146,564)
Net income	—	—	—	—	—	—	—	2,308,250	2,308,250

Balance - December 31, 2020	614,000	$61	300,000	$30	828,000	$83	$—	$(9,880,718)	$(9,880,544)

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

The accompanying notes are an integral part of these financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from June 22, 2020 (Inception) through December 31, 2020

Cash Flows from Operating Activities:
Net income	$1,472,331	$2,308,250
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,794,220)	(2,835,950)
General and administrative expenses paid by related party under note payable	—	29,287
Offering costs associated with derivative warrant liabilities	—	182,130
Interest income from investments held in Trust Account	(41,407)	(11,571)
Changes in assets and liabilities:
Prepaid expenses	233,791	(440,771)
Accounts payable	(11,309)	80,044
Accrued expenses	846,135	22,000
Franchise tax payable	70,444	104,159

Net cash used in operating activities	(1,224,235)	(562,422)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(414,000,000)

Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	414,000,000
Proceeds received from private placement	—	6,140,000
Proceeds from Convertible note - related party	430,000	—
Repayment of note payable to related party	—	(171,450)
Offering costs paid	—	(4,518,031)

Net cash provided by financing activities	430,000	415,450,519

Net change in cash	(794,235)	888,097
Cash - beginning of the period	888,097	—

Cash - end of the period	$93,862	$888,097

Supplemental disclosure of noncash activities:
Offering costs paid in exchange for issuance of Class B common stock to Sponsor	$—	$18,750
Offering costs paid in exchange for issuance of Class F common stock to Sponsor	$—	$6,250
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid through note payable	$—	$142,163
The accompanying notes are an integral part of these financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO FINANCIAL STATEMENTS
NOTE 1 - Description of Organization, Business Operations and Going Concern
Organization and General
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from June 22, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Partnering Transaction. The Company will not generate any operating revenues until after the completion of its initial Partnering Transaction, at the earliest. The Company will generate non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.
Financing
The registration statement for the Company’s Initial Public Offering was declared effective on September 15, 2020. On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000 of its securities called CAPS
TM
(“
CAPS
TM
”) (with respect to the Class A common stock included in the
CAPS
TM
being offered, the “Public Shares”), which included 5,400,000
CAPS
TM
issued as a result of the underwriters’ exercise in full of their over-allotment option, at $10.00 per
CAPS
TM
, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.
Concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 614,000 private placement
CAPS
TM
(“Private Placement
CAPS
TM
”), at a price of $10.00 per Private Placement
CAPS
TM
to the Sponsor (the “Private Placement”), generating gross proceeds to the Company of approximately $6.1 million (Note 4). The
CAPS
TM
have been retroactively restated to reflect the March 24, 2021, 2.5:1 forward stock split for each share of Class A common stock and warrant.
Trust Account
Upon the closing of the Initial Public Offering and the sale of Private Placement
CAPS
TM
, $414.0 million ($10.00 per
CAPS
TM
) of the net proceeds of the sale of the
CAPS
TM
in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Partnering Transaction and (ii) the distribution of the Trust Account as described below.
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
TM
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
Transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the Partnering Transaction within the Partnering Period).
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
Going Concern
As of December 31, 2021, the Company had approximately $94,000 in its operating bank account and a working capital deficit of approximately $896,000. Interest income on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete the initial Partnering Transaction and to pay the Company’s expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Partnering Transaction, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
The Company’s liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement
CAPS
TM
had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase Class F and Class B common stock, the loan under a note agreement with the Sponsor of approximately $171,000 (the “Note”) to cover for offering costs in connection with the Initial Public Offering, the Company fully repaid the Note on September 22, 2020, and certain portion of the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company working capital loans (the “Working Capital Loans”). As of December 31, 2021 and 2020, the Company had $430,000 and $0 note outstanding under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 18, 2022 to consummate a Partnering Transaction. It is uncertain that the Company will be able to consummate a Partnering Transaction by this time. If a Partnering Transaction is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Partnering Transaction not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 18, 2022.

NOTE 2 - Summary of Significant Accounting Policies
Basis of presentation
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Investments Held in the Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. To the extent that the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair market value. To the extent that the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000, and investments held in Trust Account. As of December 31, 2021 and 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheets.
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

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
Under ASC 480, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A common stock resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
at the end of each reporting period.
The Company issued 10,350,000 warrants to purchase Class A common stock to investors in its Initial Public Offering, including the over-allotment, and simultaneously issued 153,500 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the listed market price of such warrants at each measurement date when separately listed and traded. The fair value of the warrants issued in connection with the Private Placement have been estimated using a Black-Scholes Option Pricing model at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities and convertible note are classified as non-current
liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

F-1
2

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
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the
CAPS
TM
sold in the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the year ended December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock for each class of common stock:

	For the Year Ended December 31, 2021			For the Period from June 22, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class F	Class A	Class B	Class F
Basic net income per common stock:
Numerator:
Allocation of net income	$1,433,835	$10,238	$28,258	$2,204,221	$28,931	$75,098
Denominator:
Weighted average common stock outstanding, basic and diluted	42,014,000	300,000	828,000	22,857,358	300,000	778,756

Basic and diluted net income per share of common stock	$0.03	$0.03	$0.03	$0.10	$0.10	$0.10

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
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

NOTE 3 - Initial Public Offering
Public CAPS
TM
On September 18, 2020, the Company consummated its Initial Public Offering of 41,400,000
CAPS
TM
, which included 5,400,000
CAPS
TM

issued as a result of the underwriters’ exercise in full of their over-allotment option, at $10.00 per
CAPS
TM
, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $4.8 million.
Each
CAPS
TM

consists of one share of Class A common stock and
one-quarter
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant may be exercised to purchase one share of Class A common stock for $11.50 per share, subject to adjustment (see Note 8).
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 5,400,000 additional
CAPS
TM
 to
cover any over-allotment, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on September 18, 2020.
The underwriters were entitled to an underwriting discount of $0.01 per
CAPS
TM
, or approximately $4.1 million in the aggregate, paid upon the closing of the Initial Public Offering.
NOTE 4 - Related Party Transactions
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

As of December 31, 2021 and 2020, after giving effect to the 2.5:1 forward stock split for each share of Class B common stock, which was effective on March 24, 2021, the Company had an aggregate of 828,000 Founders Shares and 300,000 Performance Shares, issued and outstanding.
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
TM
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

Each Private Placement CAPSTM consists of one share of Class A common stock and one-quarter
of one redeemable warrant (each, a “Private Placement Warrant”). Each Private Placement Warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. A portion of the proceeds from the sale of the Private Placement
CAPS
TM
was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Partnering Transaction, then the proceeds will be part of the liquidating distribution to the Public Stockholders and the warrants will expire worthless.
Related Party Loans
On June 22, 2020, the Sponsor agreed to loan the Company up to an aggregate of $300,000 pursuant to an unsecured promissory note to cover expenses related to the Initial Public Offering. This loan was payable without interest upon the completion of
the Initial Public Offering. The Company borrowed $171,000 under the Note and fully repaid the Note on September 22, 2020
.

Subsequent to the repayment, the facility was no longer available to the Company.
In order to finance transaction costs in connection with an intended initial Partnering Transaction, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to
$1.5
million of the Working Capital Loans may be convertible into CAPS
TM
at a price of

$25.00

per CAPS
TM
($10.00
per
CAPS
TM
after giving effect to the Stock Split) at the option of the lender. The CAPS
TM
would be identical to the Private Placement
CAPS
TM
issued to the Sponsor. Except as described below, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.
On September 23, 2021, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $180,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. On October 27, 2021, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $180,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. The Working Capital Loans do not bear any interest. All unpaid principal under the Working Capital Loans will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Partnering Transaction (such earlier date, the “Maturity Date”). The Sponsor will have the option, at the time of consummation of a Partnering Transaction, to convert any amounts outstanding under the Working Capital Loans into CAPS
TM
.
During the year ended December 31, 2021,
the Company
borrowed from Sponsor total of $430,000 pursuant to the Working Capital Loans for ongoing expenses reasonably related to the business of us and the consummation of the Partnering Transaction. As of December 31, 2021 and 2020, $430,000 and $0
were
outstanding under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. The Company incurred $240,000 and $80,000 in expenses in connection with such services during year ended December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020, as reflected in related party general and administrative expenses in the accompanying statements of operations. As of December 31, 2021 and 2020, the Company had approximately $0 and $80,000 in accounts payable in connection with such services as reflected in the accompanying balance sheets.
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
NOTE 5 - Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Performance Shares, private placement warrants and private placement shares underlying Private Placement CAPS
TM
and private placement CAPS
TM
that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock into which such securities may convert and that may be issued upon exercise of private placement warrants) are entitled to registration rights pursuant to a registration rights agreement, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Partnering Transaction. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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
NOTE 6 - Warrants
No fractional warrants will be issued upon separation of the
CAPS
TM
and only whole warrants will trade. Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the Initial Public Offering and 30 days after the completion of a Partnering Transaction, provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the Partnering Transaction, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Partnering Transaction, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3 (a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
As of December 31, 2021 and 2020, the Company had 10,350,000 Public Warrants and 153,500 Private Placement Warrants outstanding.
NOTE 7 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 42,014,000 shares of Class A common stock issued and outstanding, of which 41,400,000 shares of Class A common stock subject to possible redemption and are classified outside of permanent equity in the balance sheets.
The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(13,558,500)
Offering costs allocated to Class A common stock subject to possible redemption	(4,588,064)
Plus:
Accretion on Class A common stock subject to possible redemption value	18,146,564

Class A common stock subject to possible redemption	$414,000,000

NOTE 8 - Stockholders’ Deficit
Preferred stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there are no shares of preferred stock issued or outstanding.

Class
 A Common Stock
-The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share.
On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class A Common Stock. As of December 31, 2021 and 2020, there were 614,000 shares of Class A common stock outstanding. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 41,400,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.
Class
 B Common Stock
-The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock, resulting in an aggregate of 120,000 shares of Class B common stock outstanding. On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class B common stock, resulting in an aggregate of 300,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. As of December 31, 2021 and 2020, there were 300,000 shares of Class B common stock issued and outstanding.
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
Class
 F Common Stock
-The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 shares to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the reverse stock split on July 29, 2020 and the 1 for 1.2 forward stock split on September 17, 2020. As of December 31, 2021 and 2020, there were 828,000 shares of Class F common stock issued and outstanding.
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
NOTE 9 - Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$414,052,978	$—	$—	$414,052,978
Liabilities:
Warrant liabilities - Public Warrants	$7,027,650	$—	$—	$7,027,650
Warrant liabilities - Private Placement Warrants	$—	$—	$107,910	$107,910

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$414,011,571	$—	$—	$414,011,571
Liabilities:
Warrant liabilities - Public Warrants	$10,764,000	$—	$—	$10,764,000
Warrant liabilities - Private Placement Warrants	$—	$—	$165,780	$165,780
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in December 2020, upon trading of the Public Warrants in an active market. There were no transfers between levels for the year ended December 31, 2021.
The fair value of the Public Warrants issued in connection with the Initial Public Offering was initially measured using a Monte Carlo simulation model and subsequently been measured based on the listed market price of such warrants. The fair value of the warrants issued in connection with the Private Placement have been estimated using a Black-Scholes Option Pricing model at each measurement date.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A common stock warrants based on implied volatility from the Company’s traded warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	December 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$9.81	$10.01
Term (in years)	5.00	5.00
Volatility	14.20%	17.00%
Risk-free interest rate	1.34%	0.56%
Dividend yield	0.00%	0.00%
Probability of success	80.00%	100.00%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020 is summarized as follows:

Level 3 warrant liabilities as of June 22, 2020 (inception)	$—
Issuance of Public and Private Placement Warrants	13,765,730
Transfer of Public Warrants to Level 1	(12,109,500)
Change in fair value of derivative warrant liabilities	(1,490,450)

Level 3 warrant liabilities as of December 31, 2020	165,780
Change in fair value of derivative warrant liabilities	(57,870)

Level 3 warrant liabilities as of December 31, 2021	$107,910

NOTE 10 - Income Taxes
The Company does not currently have taxable income but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible.
The income tax provision (benefit) consists of the following for year ended December 31, 2021 and for the period from June 22, 2020 (inception) through December 31, 2020:

	For the Year Ended December 31, 2021	For the Period from June 22, 2020 (Inception) through December 31, 2020

Current
Federal	$(24,709)	$(19,444)
State	—	—
Deferred
Federal	(462,887)	(53,126)
State	—	—
Valuation allowance	487,596	72,570

Income tax provision	$—	$—

F-
20

The Company’s net deferred tax assets are as follows as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Deferred tax assets:
Start-up/Organization costs	$516,013	$53,126
Net operating loss carryforwards	44,153	19,444

Total deferred tax assets	560,166	72,570
Valuation allowance	(560,166)	(72,570)

Deferred tax asset, net of allowance	$—	$—

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
There were no unrecognized tax benefits as of December 31, 2021 and 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2021	For the Period from June 22, 2020 (Inception) through December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(54.1)%	(25.8)%
Offering costs associated with derivative warrant liabilities	0.0%	1.7%
Change in valuation allowance	33.1%	3.1%

Income tax expenses (benefit)	0.0%	0.0%

NOTE 11 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that have occurred that would require adjustments to the disclosures in the financial statements.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.