Form 10-Q
period 2022-03-31
Executive Network Partnering Corp
filed 2022-05-16
CIK 1816261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
 16
, 2022, 42,014,000 shares of Class A common stock, par value $0.0001, 300,000 shares of Class B common stock, par value $0.0001, were issued and outstanding, and 828,000 shares of Class F common stock, par value $0.0001, were issued and outstanding.

EXECUTIVE NETWORK PARTNERING CORPORATION
Quarterly Report on Form
10-Q

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
EXECUTIVE NETWORK PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$153,469	$93,862
Prepaid expenses	117,605	206,980

Total current assets	271,074	300,842
Investments held in Trust Account	414,079,578	414,052,978

Total Assets	$414,350,652	$414,353,820

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$94,482	$68,735
Accounts payable—related party	40,000	—
Accrued expenses	1,226,050	953,135
Franchise tax payable	49,315	174,603
Convertible note—related party	770,000	—

Total current liabilities	2,179,847	1,196,473
Convertible note—related party	—	430,000
Derivative warrant liabilities	3,256,085	7,135,560

Total Liabilities	5,435,932	8,762,033
Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value; 41,400,000 shares issued and outstanding at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	414,000,000	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 614,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	61	61
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 300,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	30	30
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	83	83
Accumulated deficit	(5,085,454)	(8,408,387)

Total stockholders’ deficit	(5,085,280)	(8,408,213)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,350,652	$414,353,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating expenses
General and administrative expenses	$498,056	$276,551
Administrative fee—related party	60,000	60,000
Franchise tax expense	25,086	49,315

Loss from operations	(583,142)	(385,866)
Change in fair value of derivative warrant liabilities	3,879,475	1,997,200
Income from investments held in Trust Account	26,600	10,209

Net income	$3,322,933	$1,621,543

Weighted average shares outstanding of Class A common stock, basic and diluted	42,014,000	42,014,000

Basic and diluted net income per share of Class A common stock	$0.08	$0.04

Weighted average shares outstanding of Class B common stock, basic and diluted	300,000	300,000

Basic and diluted net income per share of Class B common stock	$0.08	$0.04

Weighted average shares outstanding of Class F common stock, basic and diluted	828,000	828,000

Basic and diluted net income per share of Class F common stock	$0.08	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For th
e
 Three Months Ended March 31, 2022

	Common Stock								Total
	Class A		Class B		Class F		Additional Paid - in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2021	614,000	$61	300,000	$30	828,000	$83	$—	$(8,408,387)	$(8,408,213)
Net income	—	—	—	—	—	—	—	3,322,933	3,322,933

Balance—March 31, 2022 (unaudited)	614,000	$61	300,000	$30	828,000	$83	$—	$(5,085,454)	$(5,085,280)

For the Three Months Ended March 31, 2021

	Common Stock								Total
	Class A		Class B		Class F		Additional Paid- in Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2020	614,000	$61	300,000	$30	828,000	$83	$—	$(9,880,718)	$(9,880,544)
Net income	—	—	—	—	—	—	—	1,621,543	1,621,543
Balance—March 31, 2021 (unaudited)	614,000	$61	300,000	$30	828,000	$83	$—	$(8,259,175)	$(8,259,001)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$3,322,933	$1,621,543
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,879,475)	(1,997,200)
Interest income from investments held in Trust Account	(26,600)	(10,209)
Changes in assets and liabilities:
Prepaid expenses	89,375	73,734
Accounts payable	25,747	104,375
Accounts payable—related party	40,000	—
Accrued expenses	272,915	14,500
Franchise tax payable	(125,288)	(13,915)

Net cash used in operating activities	(280,393)	(207,172)

Cash Flows from Financing Activities:
Proceeds from convertible note—related party	340,000	—

Net cash provided by financing activities	340,000	—

Net change in cash	59,607	(207,172)
Cash—beginning of the period	93,862	888,097

Cash—end of the period	$153,469	$680,925

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization, Business Operations and Going Concern
Organization and General
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from June 22, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Partnering Transaction. The Company will not generate any operating revenues until after the completion of its initial Partnering Transaction, at the earliest. The Company will generate non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Going Concern Considerations
As of March 31, 2022, the Company had approximately $153,000 in its operating bank account, working capital deficit of approximately $1.1 million. Interest income on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete the initial Partnering Transaction and to pay the Company’s expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Partnering Transaction, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies.
The Company’s liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS
™
had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase Class F and Class B common stock, the loan under the Note (as defined in Note 4) of approximately $171,000 to the Company to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, there were $770,000 and $430,000 outstanding under the Working Capital Loans, respectively.
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
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022, or for any future interim periods.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 30, 2022.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the
Federal Deposit Insurance Corporation coverage of

$250,000, and cash equivalents held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, except for the derivative assets and liabilities.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement CAPS
™
, the Company issued 614,000 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Partnering Transaction, as such are considered non-redeemable
and presented as permanent equity in the Company’s condensed balance sheets. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, respectively, outside of the stockholders’ equity (deficit) section of the Company’s unaudited condensed balance sheets.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A common stock, Class B common stock and Class F common stock. Income and losses are shared pro rata between the three classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock for each class of common stock:

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic net income per common stock:
Numerator:
Allocation of net income	$3,236,051	$23,107	$63,775	$1,579,146	$11,276	$31,121
Denominator:
Weighted average common stock outstanding, basic and diluted	42,014,000	300,000	828,000	42,014,000	300,000	828,000

Basic and diluted net income per share of common stock	$0.08	$0.08	$0.08	$0.04	$0.04	$0.04

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On September 23, 2021, the Company issued a Working Capital Loan to ENPC Holdings, LLC (“Sponsor”), pursuant to which the Company borrowed $180,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. On October 27, 2021, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $180,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. On February 18, 2022, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $340,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. The Working Capital Loan does not bear any interest. All unpaid principal under the Working Capital Loan will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Partnering Transaction (such earlier date, the “Maturity Date”). The Sponsor will have the option, at the time of consummation of a Partnering Transaction, to convert any amounts outstanding under the Working Capital Loan into Working Capital CAPS
™
.
During the three months ended March 31, 2022, the Company borrowed $340,000 pursuant to the Working Capital Loans for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. As of March 31, 2022 and December 31, 2021, the Company had $770,000 and $430,000 outstanding under the Working Capital Loan, respectively.
Administrative Services Agreement
Commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. The Company incurred $60,000 in expenses in connection with such services during the three months ended March 31, 2022 and 2021, as reflected in the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, there were $40,000 and $0 outstanding in accounts payable – related party, respectively.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Note 6—Warrants
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of March 31, 2022 and December 31, 2021, the Company had 10,350,000 Public Warrants and 153,500 Private Placement Warrants outstanding.
Note 7—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 41,400,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

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

Note 8—Stockholders’ Deficit
Preferred stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 41,400,000 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and are classified as temporary equity in the accompanying unaudited condensed balance sheets.
Class
 B Common Stock
-The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock, resulting in an aggregate of 120,000 shares of Class B common stock outstanding. On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class B common stock, resulting in an aggregate of 300,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. As of March 31, 2022 and December 31, 2021, there were 300,000 shares of Class B common stock issued and outstanding.
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

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 F Common Stock
-The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock outstanding. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the reverse stock split on July 29, 2020 and the 1 for 1.2 forward stock split on September 17, 2020. As of March 31, 2022 and December 31, 2021, there were 828,000 shares of Class F common stock issued and outstanding.
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
Note 9—Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$414,079,578	$—	$—	$414,079,578
Liabilities:
Warrant liabilities—Public Warrants	$3,208,500	$—	$—	$3,208,500
Warrant liabilities—Private Placement Warrants	$—	$—	$47,585	$47,585

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$414,052,978	$—	$—	$414,052,978
Liabilities:
Warrant liabilities—Public Warrants	$7,027,650	$—	$—	$7,027,650
Warrant liabilities—Private Placement Warrants	$—	$—	$107,910	$107,910
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three months ended March 31, 2022 and 2021.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock Price	$9.85	$9.81
Term (in years)	5.00	5.00
Volatility	6.00%	14.20%
Risk-free interest rate	2.47%	1.34%
Dividend yield	0.00%	0.00%
Probability of success	80.00%	80.00%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2022 and 2021 are summarized as follows:

Level 3 warrant liabilities as of December 31, 2021	$107,910
Change in fair value of warrant liabilities	(60,325)

Level 3 warrant liabilities as of March 31, 2022	$47,585

Level 3 warrant liabilities as of December 31, 2020	$165,780
Change in fair value of warrant liabilities	(30,700)

Level 3 warrant liabilities as of March 31, 2021	$135,080

Note 10—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date of the unaudited condensed financial statements were issued. Based upon this review, except for as noted below, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited condensed financial statements.
On May 16, 2022, the Company, Granite Ridge Resources, Inc., a Delaware corporation, ENPC Merger Sub, Inc., a Delaware corporation, GREP Merger Sub, LLC, a Delaware limited liability company, and GREP Holdings, LLC, a Delaware limited liability company (“GREP”), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) pursuant to which the Company and GREP shall enter into a business combination. For additional information regarding the Business Combination Agreement, see the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2022.

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
Results of Operations
Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Partnering Transaction. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Partnering Transaction. We will generate non-operating
income in the form of interest income on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of approximately $3.3 million, which consisted of approximately $3.9 million gain from change in fair value of warrant liabilities and approximately $27,000 interest income from investments held in Trust Account, partially offset by $498,000 in general and administrative costs, $60,000 in related party administrative fee and approximately $25,000 of franchise tax expense.
For the three months ended March 31, 2021, we had net income of approximately $1.6 million, which consisted of approximately $2.0 million gain from change in fair value of warrant liabilities and approximately $10,000 interest income from investments held in Trust Account, partially offset by $277,000 in general and administrative costs, $60,000 in related party administrative fee and approximately $50,000 of franchise tax expense.
Liquidity and Capital Resources
As of March 31, 2022, we had approximately $153,000 in our operating bank account and working capital deficit of approximately $1.9 million, compared to approximately $681,000 in our operating bank account and working capital of approximately $652,000 as of March 31, 2021. Interest income on the balance in the Trust Account may be used by us to pay franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account to complete the initial Partnering Transaction and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the initial Partnering Transaction, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Our liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS
™

had been satisfied through a capital contribution of $25,000 from our Sponsor to purchase Class F and Class B common stock, a loan under our note agreement with our Sponsor of approximately $171,000 (the “Note”) to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Partnering Transaction, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, we had $770,000 and $430,000 outstanding under the Working Capital Loans, respectively, compared to $0 outstanding under the Working Capital Loans as of March 31, 2021.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. The Company incurred $60,000 in expenses in connection with such services during the three months ended March 31, 2022 and 2021 as reflected in the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, there were $40,000 and $0 outstanding in related party accounts payable, respectively, as compared to $0 outstanding in related party accounts payable as of March 31, 2021.
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
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement CAPS
™
, we issued 614,000 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Partnering Transaction, as such are considered non-redeemable
and presented as permanent equity in our condensed balance sheet. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s unaudited condensed balance sheets.

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
The calculation of diluted net income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 10,503,500 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the three months ended March 31, 2022 and March 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments and related earnings per share calculations were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s financial statements and notes for prior periods. Additionally, this material weakness could result in a misstatement of Class A common stock subject to possible redemption, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on Form

10-Q,

there have been no material changes to the risk factors in our Annual Report on Form

10-K

filed with the SEC on March 30, 2022, except as set forth below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

10.1*	Promissory Note, dated February 18, 2022, issued by ENPC Holdings, LLC to Executive Network Partnering Corporation.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of May 2022.

EXECUTIVE NETWORK PARTNERING CORPORATION

By:	/s/ Alex Dunn
Name:	Alex Dunn
Title:	(Principal Executive Officer & Principal Financial and Accounting Officer)