Form 10-Q
period 2022-06-30
Executive Network Partnering Corp
filed 2022-08-15
CIK 1816261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 15, 2022, 42,014,000
shares of Class A common stock, par value $0.0001, 300,000
shares of Class B common stock, par value $0.0001, were issued and outstanding, and 828,000 shares of Class F common stock, par value $0.0001, were issued and outstanding.

EXECUTIVE NETWORK PARTNERING CORPORATION
Quarterly Report on Form
10-Q

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements
EXECUTIVE NETWORK PARTNERING CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$172,102	$93,862
Prepaid expenses	55,630	206,980

Total current assets	227,732	300,842
Investments held in Trust Account	414,553,871	414,052,978

Total Assets	$414,781,603	$414,353,820

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$68,037	$68,735
Accounts payable - related party	100,000	—
Accrued expenses	8,529,600	953,135
Franchise tax payable	17,978	174,603
Income tax payable	45,295	—
Convertible note - related party	1,548,481	—

Total current liabilities	10,309,391	1,196,473
Convertible note - related party, long term	—	430,000
Derivative warrant liabilities	9,559,720	7,135,560

Total Liabilities	19,869,111	8,762,033
Commitments and Contingencies
Class A common stock subject to possible redemption; $0.0001 par value; 41,400,000 shares issued and outstanding at $10.00 per share redemption value as of June 30, 2022 and December 31, 2021	414,070,397	414,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no ne issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 614,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, net of shares subject to possible redemption	61	61
Class B common stock, $0.0001 par value; 1,000,000 shares authorized; 300,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	30	30
Class F common stock, $0.0001 par value; 50,000,000 shares authorized; 828,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	83	83
Accumulated deficit	(19,158,079)	(8,408,387)

Total stockholders’ deficit	(19,157,905)	(8,408,213)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$414,781,603	$414,353,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses
General and administrative expenses	$8,017,728	$264,448	$8,515,784	$540,999
Administrative fee - related party	60,000	60,000	120,000	120,000
Franchise tax expense	49,863	49,863	74,949	99,178

Loss from operations	(8,127,591)	(374,311)	(8,710,733)	(760,177)
Change in fair value of derivative warrant liabilities	(6,303,635)	(1,058,025)	(2,424,160)	939,175
Income from investments held in Trust Account	474,293	10,324	500,893	20,533

Income (loss) before income tax expense	(13,956,933)	(1,422,012)	(10,634,000)	199,531
Income tax expense	45,295	—	45,295	—

Net income (loss)	$(14,002,228)	$(1,422,012)	$(10,679,295)	$199,531

Weighted average shares outstanding of Class A common stock, basic and diluted	42,014,000	42,014,000	42,014,000	42,014,000

Basic and diluted net (loss) income per share of Class A common stock	$(0.32)	$(0.03)	$(0.25)	$0.00

Weighted average shares outstanding of Class B common stock, basic and diluted	300,000	300,000	300,000	300,000

Basic and diluted net (loss) income per share of Class B common stock	$(0.32)	$(0.03)	$(0.25)	$0.00

Weighted average shares outstanding of Class F common stock, basic and diluted	828,000	828,000	828,000	828,000

Basic and diluted net (loss) income per share of Class F common stock	$(0.32)	$(0.03)	$(0.25)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2022

	Common Stock						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	614,000	$61	300,000	$30	828,000	$83	$—	$(8,408,387)	$(8,408,213)
Net income	—	—	—	—	—	—	—	3,322,933	3,322,933

Balance - March 31, 2022 (unaudited)	614,000	61	300,000	30	828,000	83	—	(5,085,454)	(5,085,280)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	—	—	(70,397)	(70,397)
Net loss	—	—	—	—	—	—	—	(14,002,228)	(14,002,228)

Balance - June 30, 2022 (unaudited)	614,000	$61	300,000	$30	828,000	$83	$—	$(19,158,079)	$(19,157,905)

For the Three and Six Months Ended June 30, 2021

	Common Stock						Additional		Total
	Class A		Class B		Class F		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	614,000	$61	300,000	$30	828,000	$83	$—	$(9,880,718)	$(9,880,544)
Net income	—	—	—	—	—	—	—	1,621,543	1,621,543

Balance - March 31, 2021 (unaudited)	614,000	61	300,000	30	828,000	83	—	(8,259,175)	(8,259,001)
Net loss	—	—	—	—	—	—	—	(1,422,012)	(1,422,012)

Balance - June 30, 2021 (unaudited)	614,000	$61	300,000	$30	828,000	$83	$—	$(9,681,187)	$(9,681,013)

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(10,679,295)	$199,531
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	2,424,160	(939,175)
Interest income from investments held in Trust Account	(500,893)	(20,533)
Changes in assets and liabilities:
Prepaid expenses	151,350	115,041
Accounts payable	(698)	43,130
Accounts payable - related party	100,000	—
Accrued expenses	7,576,465	49,000
Franchise tax payable	(156,625)	35,948
Income tax payable	45,295	—

Net cash used in operating activities	(1,040,241)	(517,058)

Cash Flows from Financing Activities:
Proceeds from convertible note - related party	1,118,481	—

Net cash provided by financing activities	1,118,481	—

Net change in cash	78,240	(517,058)
Cash - beginning of the period	93,862	888,097

Cash - end of the period	$172,102	$371,039

The accompanying notes are an integral part of these unaudited condensed financial statements.

EXECUTIVE NETWORK PARTNERING CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
Note
1-Description
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from June 22, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Partnering Transaction. The Company will not generate any operating revenues until after the completion of its initial Partnering Transaction, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering.
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
Pursuant to the letter agreement, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Partnering Transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the Trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the
initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
Proposed Partnering Transaction
On May 16, 2022, the Company, Granite Ridge Resources, Inc., a Delaware corporation, ENPC Merger Sub, Inc., a Delaware corporation, GREP Merger Sub, LLC, a Delaware limited liability company, and GREP Holdings, LLC, a Delaware limited liability company (“GREP”), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) pursuant to which the Company and GREP shall enter into a business combination. For additional information regarding the Business Combination Agreement, see the Company’s Current Report on Form
8-K
filed with the SEC on May 17, 2022.
Going Concern Considerations
As of June 30, 2022, the Company had approximately $172,000
in its operating bank account, working capital deficit of approximately $10.1 million. Interest income on the balance in the Trust Account may be used to pay the Company’s franchise and income tax obligations. Management intends to use substantially all of the funds held in the Trust Account to complete the initial Partnering Transaction and to pay the Company’s expenses relating thereto. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete the initial Partnering Transaction, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue growth strategies.
The Company’s liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement
CAPS
™
had been satisfied through a capital contribution of $25,000 from the Sponsor to purchase Class F and Class B common stock, the loan under the Note (as defined in Note 4) of approximately $171,000 to the Company to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Partnering Transaction, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were approximately $1.5 million and $430,000
outstanding under the Working Capital Loans, respectively.
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
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the period ending December 31, 2022, or for any future interim periods.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000, and cash equivalents held in Trust Account. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480
,
“Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement CAPS
™
, the Company issued 614,000 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of the
initial Partnering Transaction, as such are considered
non-redeemable
and presented as permanent equity in the Company’s condensed balance sheets. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 41,400,000
shares of Class A common stock subject to possible redemption is presented as temporary equity, respectively, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at the end of each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed statements of operations. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the listed market price of such warrants at each measurement date when separately listed and traded. The fair value of the warrants issued in connection with the Private Placement have been estimated using a Black-Scholes Option Pricing model at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as
non-current
liabilities, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate was (0.32)
% and 0.00
% for the three months ended June 30, 2022 and 2021, respectively, and 0.43
% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21
% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liabilities and the valuation allowance on the deferred tax assets.
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
Net (Loss) Income per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A common stock, Class B common stock and Class F common stock. Income and losses are shared pro rata between the three classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
The calculation of diluted net (loss) income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 10,503,500 shares of Class A common stock in the calculation of diluted (loss) income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of common stock for each class of common stock:

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic net loss per common stock:
Numerator:
Allocation of net loss	$(13,636,123)	$(97,368)	$(268,737)	$(1,384,832)	$(9,888)	$(27,292)
Denominator:
Weighted average common stock outstanding, basic and diluted	42,014,000	300,000	828,000	42,014,000	300,000	828,000

Basic and diluted net loss per share of common stock	$(0.32)	$(0.32)	$(0.32)	$(0.03)	$(0.03)	$(0.03)

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Class A	Class B	Class F	Class A	Class B	Class F
Basic net (loss) income per common stock:
Numerator:
Allocation of net (loss) income	$(10,400,072)	$(74,261)	$(204,962)	$194,314	$1,388	$3,829
Denominator:
Weighted average common stock outstanding, basic and diluted	42,014,000	300,000	828,000	42,014,000	300,000	828,000

Basic and diluted net (loss) income per share of common stock	$(0.25)	$(0.25)	$(0.25)	$0.00	$0.00	$0.00

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820
,
“Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
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
The Initial Stockholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) 180 days after the completion of the Partnering Transaction and (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Partnering Transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees.
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
™
issued to the Sponsor.
The Company has elected the fair value option to account for its Working Capital Loan. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan on the con
densed
statements of operations. On September
 23, 2021, the Company issued a Working Capital Loan to ENPC Holdings, LLC (“Sponsor”), pursuant to which the Company borrowed $180,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. On October 27, 2021, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $180,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. On February 18, 2022, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $340,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction.
On May 17, 2022, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed approximately $158,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction.
On May 27, 2022, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company borrowed $620,000 for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. The Working Capital Loan does not bear any interest. All unpaid principal under the Working Capital Loan will be due and payable in full on the earlier of (i) January 11, 2023 and (ii) the effective date of the Partnering Transaction (such earlier date, the “Maturity Date”). The Sponsor will have the option, at the time of consummation of a Partnering Transaction, to convert any amounts outstanding under the Working Capital Loan into Working Capital CAPS
™
.

During the three and six months ended June 30, 2022, the Company borrowed approximately $778,000
and $
960,000
, respectively, pursuant to the Working Capital Loans for ongoing expenses reasonably related to the business of the Company and the consummation of the Partnering Transaction. As of June 30, 2022 and December 31, 2021, the Company had approximately $
1.5
 million and $
430,000
outstanding under the Working Capital Loan, respectively.

Administrative Services Agreement
Commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the Partnering Transaction and the Company’s liquidation, the Company will pay an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of the Company’s management team $20,000 per month. The Company incurred $60,000 in expenses in connection with such services during the three months ended June 30, 2022 and 2021, and $120,000 in expenses during the six months ended June 30, 2022 and 2021, as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, there were $100,000 and $0 outstanding in accounts payable—related party, respectively.
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
Partnering Transaction Advisory Engagement Letter.
In September 2020, the Company engaged Evercore Group L.L.C. as a capital markets advisor in connection with the
Partnering Transaction to
assist the Company with the potential Partnering Transaction. The Company agreed to pay Evercore Group L.L.C. for such services upon the consummation of the Partnering Transaction a cash fee in an amount equal to 2.25% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finders’ fees which might become payable), which equates to approximately $9.3 million. Pursuant to the terms of the capital markets advisory agreement, no fee will be due if the Company does not complete a Partnering
Transaction. On May 15, 2022, Evercore Group L.L.C agreed to waive their right to such fee and such agreement was terminated.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, and the results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements.
The
unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Note
6-Warrants
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
As of June 30, 2022 and December 31, 2021, the Company had 10,350,000 Public Warrants and 153,500 Private Placement Warrants outstanding.
Note
7-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 41,400,000 Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$414,000,000
Less:
Fair value of Public Warrants at issuance	(13,558,500)
Offering costs allocated to Class A common stock subject to possible redemption	(4,588,064)
Plus:
Accretion on Class A common stock subject to possible redemption value	18,146,564

Class A common stock subject to possible redemption as of December 31, 2021	414,000,000
Increase in redemption value of Class A common stock subject to redemption	70,397

Class A common stock subject to possible redemption as of June 30, 2022	$414,070,397

Note
8-Stockholders’
Deficit
Preferred stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 42,014,000 shares of Class A common stock issued and outstanding, 41,400,000 share
s
of which were subject to possible redemption and are classified as temporary equity in the accompanying unaudited condensed balance sheets.
Class
 B Common Stock
-The Company is authorized to issue 1,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 17, 2020, the Company effected a 100:1 stock split for each share of Class B common stock, resulting in an aggregate of 120,000 shares of Class B common stock outstanding. On March 24, 2021, the Company effected a 2.5:1 forward stock split for each share of Class B common stock, resulting in an aggregate of 300,000 shares of Class B common stock outstanding. All shares and associated amounts have been retroactively restated to reflect the stock split. As of June 30, 2022 and December 31, 2021, there were 300,000 shares of Class B common stock issued and outstanding.
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
Class
 F Common Stock
-The Company is authorized to issue 50,000,000 shares of Class F common stock with a par value of $0.0001 per share. On July 29, 2020, the Company effected a reverse stock split for Class F common stock, resulting in an aggregate of 690,000 shares of Class F common stock outstanding. On September 17, 2020, the Company effected a 1 for 1.2 forward stock split that increased the outstanding Class F common stock from 690,000 to 828,000 shares. All shares and associated amounts have been retroactively restated to reflect the reverse stock split on July 29, 2020 and the 1 for 1.2 forward stock split on September 17, 2020. As of June 30, 2022 and December 31, 2021, there were 828,000 shares of Class F common stock issued and outstanding.
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
Note
9-Fair
Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$414,553,871	$—	$—	$414,553,871
Liabilities:
Warrant liabilities - Public Warrants	$9,418,500	$—	$—	$9,418,500
Warrant liabilities - Private Placement Warrants	$—	$—	$141,220	$141,220

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$414,052,978	$—	$—	$414,052,978
Liabilities:
Warrant liabilities - Public Warrants	$7,027,650	$—	$—	$7,027,650
Warrant liabilities - Private Placement Warrants	$—	$—	$107,910	$107,910
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2022 and 2021.
The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a Monte-Carlo simulation model and subsequently been measured based on the listed market price of such warrants at each measurement date when separately listed and traded in November 2020. The fair value of the warrants issued in connection with the Private Placement has been estimated using a Black-Scholes Option Pricing model at each measurement date.
The estimated fair value of the Private Placement Warrants has been determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the implied volatility based on the trading price of the public warrants as of the valuation date. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.99	$9.81
Term (in years)	5.00	5.00
Volatility	11.00%	14.20%
Risk-free interest rate	3.01%	1.34%
Dividend yield	0.00%	0.00%
Probability of success	90.00%	80.00%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2022 and 2021 is summarized as follows:

Level 3 warrant liabilities as of December 31, 2021	$107,910
Change in fair value of warrant liabilities	(60,325)

Level 3 warrant liabilities as of March 31, 2022	47,585
Change in fair value of warrant liabilities	93,635

Level 3 warrant liabilities as of June 30, 2022	$141,220

Level 3 warrant liabilities as of December 31, 2020	$165,780
Change in fair value of warrant liabilities	(30,700)

Level 3 warrant liabilities as of March 31, 2021	135,080
Change in fair value of warrant liabilities	23,025

Level 3 warrant liabilities as of June 30, 2021	$158,105

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward- looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible partnering transactions and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form
10-Q.
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

We have 24 months from the closing of the Initial Public Offering, or September 18, 2022 (or 27 months, or December 18, 2022, if we have executed a letter of intent, agreement in principle or definitive agreement for the Partnering Transaction within 24 months) to complete its initial Partnering Transaction (the “Partnering Period”). If we do not complete a Partnering Transaction within this period of time (and stockholders do not approve an amendment to the certificate of incorporation to extend this date), we will (i) cease all operations except for the purpose of winding up, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, of $10.00, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
On May 16, 2022, the Company, Granite Ridge Resources, Inc., a Delaware corporation, ENPC Merger Sub, Inc., a Delaware corporation, GREP Merger Sub, LLC, a Delaware limited liability company, and GREP Holdings, LLC, a Delaware limited liability company (“GREP”), entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) pursuant to which the Company and GREP shall enter into a business combination. For additional information regarding the Business Combination Agreement, see the Company’s Current Report on Form
8-K
filed with the SEC on May 17, 2022.
Results of Operations
Our entire activity since inception through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Partnering Transaction. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Partnering Transaction. We generate non-operating
income in the form of interest income on investments held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net loss of approximately $14.0 million, which consisted of approximately $6.3 million loss from change in fair value of warrant liabilities, approximately $8.0 million in general and administrative costs, $60,000 in related party administrative fee, approximately $50,000 of franchise tax expense and approximately $45,000 income tax expense, partially offset by approximately $474,000 interest income from investments held in Trust Account.
For the three months ended June 30, 2021, we had net loss of approximately $1.4 million, which consisted of approximately $1.1 million loss from change in fair value of warrant liabilities, approximately $264,000 in general and administrative costs, $60,000 in related party administrative fee and approximately $50,000 of franchise tax expense, partially offset by approximately $10,000 interest income from investments held in Trust Account.
For the six months ended June 30, 2022, we had net loss of approximately $10.7 million, which consisted of approximately $2.4 million loss from change in fair value of warrant liabilities, approximately $8.5 million in general and administrative costs, $120,000 in related party administrative fee, approximately $75,000 of franchise tax expense and approximately $45,000 income tax expense, partially offset by approximately $501,000 interest income from investments held in Trust Account.
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
Liquidity, Capital Resources and Going Concern
As of June 30, 2022, we had approximately $172,000 in our operating bank account and working capital deficit of approximately $10.1 million, compared to approximately $371,000 in our operating bank account and working capital of approximately $277,000 as of June 30, 2021. Interest income on the balance in the Trust Account may be used by us to pay franchise and income tax obligations. We intend to use substantially all of the funds held in the Trust Account to complete the initial Partnering Transaction and to pay our expenses relating thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the initial Partnering Transaction, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Our liquidity needs up to the closing of the Initial Public Offering and the sale of Private Placement CAPS
™
 had been satisfied through a capital contribution of $25,000 from our Sponsor to purchase Class F and Class B common stock, a loan under our note agreement with our Sponsor of approximately $171,000 (the “Note”) to cover for offering costs in connection with the Initial Public Offering, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 22, 2020. In addition, in order to finance transaction costs in connection with a Partnering Transaction, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, we had approximately $1.5 million and $430,000 outstanding under the Working Capital Loans, respectively, compared to $0 outstanding under the Working Capital Loans as of June 30, 2021.
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
pandemic and have concluded that the specific impact is not readily determinable as of the date of the condensed balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay Administrative Services Agreement fees to our Sponsor that total $20,000 per month for office space, secretarial and administrative services provided to members of our management team. The Company incurred $60,000 in expenses in connection with such services during the three months ended June 30, 2022 and 2021, and $120,000 in expenses during the six months ended June 30, 2022 and 2021, as reflected in the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, there were $100,000 and $0 outstanding in related party accounts payable, respectively, as compared to $0 outstanding in related party accounts payable as of June 30, 2021.
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
Class A Common Stock Subject to Possible Redemption
Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. As part of the Private Placement CAPS
™
, we issued 614,000 shares of Class A common stock to the Sponsor (“Private Placement Shares”). These Private Placement Shares will not be transferable, assignable or salable until 30 days after the completion of our initial Partnering Transaction, as such are considered non-redeemable
and presented as permanent equity in our condensed balance sheet. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 41,400,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.
Net (Loss) Income per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have three classes of shares, which are referred to as Class A common stock, Class B common stock and Class F common stock. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period.
The calculation of diluted net (loss) income per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 10,503,500 shares of Class A common stock in the calculation of diluted (loss) income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
Other than the remediation measures discussed directly below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
As of the date of this Quarterly Report on
Form 10-Q, there
have been no material changes to the risk factors in our Annual Report on
Form 10-K filed
with the SEC on March 30, 2022 and our Quarterly Report on Form
10-Q
filed with the SEC on May 16, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

10.1*	Promissory Note, dated May 17, 2022, issued by ENPC Holdings, LLC to Executive Network Partnering Corporation.

10.2*	Promissory Note, dated May 27, 2022, issued by ENPC Holdings, LLC to Executive Network Partnering Corporation.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August 2022.

EXECUTIVE NETWORK PARTNERING CORPORATION

By:	/s/ Alex Dunn
Name:	Alex Dunn
Title:	Chief Executive Officer, Chief Financial Officer and Director